Form 10-Q
period 1999-03-31
PHOENIX COLOR CORP
filed 1999-05-24
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________to _________

                      Commission Registration No. 333-50995

                               PHOENIX COLOR CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-2269911
              --------                                   ----------
    State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization

      540 Western Maryland Parkway
         Hagerstown, Maryland                              21740
         --------------------                              -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (301) 733-0018
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date: Not Applicable

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Index to Financial Statements

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets                                                    3
         March 31, 1999 and December 31, 1998

Consolidated Statements of Operations                                          4
         Three Months Ended March 31, 1998 and 1999

Consolidated Statements of Cash Flows                                          5
         Three Months Ended March 31, 1998 and 1999

Notes to Consolidated Financial Statements                                     6

Management's Discussion and Analysis of Financial Condition and               10
         Results of Operations

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                      December 31, 1998  March 31, 1999
                                                            -----------------  --------------
                                                                (Audited)       (Unaudited)
Current assets:
  Cash and cash equivalents ...............................   $  14,834,035    $     932,252
  Accounts receivable, net of allowance for
    doubtful accounts and  rebates of
    $1,113,784 in 1998 and $1,304,423 in 1999 .............      14,760,695       20,813,240
  Inventory ...............................................       3,875,398        5,016,413
  Income tax receivable ...................................       1,233,554        1,592,656
  Prepaid expenses and other current assets ...............       2,222,196        1,328,092
  Deferred income taxes ...................................         337,571          337,571
                                                              -------------    -------------
      Total current assets ................................      37,263,449       30,020,224
                                                              -------------    -------------

Property, plant and equipment, net ........................      70,288,665       70,975,234

Goodwill, net .............................................      11,239,752       25,997,824

Deferred financing costs, net .............................       1,892,726        4,811,314

Other assets ..............................................      11,754,763       21,455,166
                                                              -------------    -------------

      Total assets ........................................   $ 132,439,355    $ 153,259,762
                                                              =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
         Senior Credit Facility ...........................   $          --    $   2,567,614
         Accounts payable .................................      13,619,972       22,326,288
         Accrued expenses .................................       3,483,445        5,959,605
                                                              -------------    -------------
      Total current liabilities ...........................      17,103,417       30,853,507

Notes payable .............................................      78,150,335          171,833
10 3/8% Senior Subordinated Notes .........................              --      105,000,000
Revolving line of credit ..................................      11,325,225               --
Obligations under capital leases ..........................       5,971,609               --
Deferred income taxes .....................................       2,606,257        2,804,048
                                                              -------------    -------------
      Total liabilities ...................................     115,156,843      138,829,388
                                                              -------------    -------------

Commitments and contingencies

Stockholders' equity
  Common Stock, Class A, voting, par value
    $0.01 per share, authorized 20,000 shares,
    14,560 issued shares, 11,100 outstanding
    shares ................................................             146              146
  Common Stock, Class B, non-voting, par value
    $0.01 per share, authorized 20,000 shares,
    9,794 issued shares and 7,794 outstanding
    shares ................................................              98               98
  Additional paid in capital ..............................       2,126,804        2,126,804
  Retained earnings .......................................      17,094,486       14,234,248
  Stock subscriptions receivable ..........................        (169,792)        (161,692)
  Treasury stock, at cost: Class A, 3,460
    shares and Class B, 2,000 shares ......................      (1,769,230)      (1,769,230)
                                                              -------------    -------------

      Total stockholders' equity ..........................      17,282,512       14,430,374
                                                              -------------    -------------

      Total liabilities & stockholders' equity ............   $ 132,439,355    $ 153,259,762
                                                              =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                      (Unaudited)

                                                  1998           1999
                                                  ----           ----

Net sales ................................   $ 24,620,306    $ 33,303,845

Cost of sales ............................     19,973,761      25,675,791
                                             ------------    ------------

      Gross profit .......................      4,646,545       7,628,054

Operating expenses:

  Selling and marketing expenses .........      1,329,047       1,921,806

  General and administrative expenses ....      2,470,579       4,153,691
                                             ------------    ------------

      Total operating expenses ...........      3,799,626       6,075,497
                                             ------------    ------------

Income from operations ...................        846,919       1,552,557

Other expenses:

  Interest expense .......................      1,015,152       4,969,245

  Other income ...........................        (76,706)       (239,450)
                                             ------------    ------------

Loss before income taxes .................        (91,527)     (3,177,238)

Income tax benefit .......................        (46,743)       (317,000)
                                             ------------    ------------

Net loss .................................   $    (44,784)   $ (2,860,238)
                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                         (Unaudited)

                                                                    1998             1999
                                                                    ----             ----
Operating activities:

Net loss ..................................................   $     (44,784)   $  (2,860,238)

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization of property,
    plant and equipment ...................................       1,750,407        2,947,085
  Amortization of goodwill ................................         530,883          717,980
  Amortization of deferred financing
    costs and other .......................................          45,000        1,180,948
  Gain on disposal of assets ..............................         (76,706)              --

Increase (decrease) in cash resulting from
  changes in assets and liabilities:
  Accounts receivable .....................................       4,002,339       (3,817,732)
  Inventory ...............................................       1,409,060          (55,044)
  Prepaid expenses and other assets .......................        (168,261)         984,570
  Accounts payable ........................................      (2,417,532)         134,141
  Accrued expenses ........................................        (349,520)       2,088,743
  Income tax refund receivable ............................          22,235         (359,102)
                                                              -------------    -------------
      Net cash provided by operating
        activities ........................................       4,703,121          961,351
                                                              -------------    -------------

Investing activities:
  Proceeds from sale of equipment .........................          86,250               --
  Capital expenditures ....................................      (1,429,422)        (458,404)
  Increase in equipment deposits ..........................        (819,352)      (3,083,863)
  Purchases of businesses, net of
    cash acquired .........................................              --      (17,617,055)
                                                              -------------    -------------
      Net cash used in investing
        activities ........................................      (2,162,524)     (21,159,322)
                                                              -------------    -------------

Financing activities:
  Proceeds from issuance of senior
    subordinated notes ....................................              --      105,000,000
  Net repayment on revolving line of credit ...............      (7,341,236)      (9,139,949)
  Proceeds from long term borrowings ......................       6,257,570               --
  Principal payments on long term borrowings ..............              --      (77,978,502)
  Principal payments on capital lease
    obligations ...........................................      (1,115,403)      (7,653,925)
  Debt financing costs ....................................              --       (3,939,536)
  Payment of stock subscription ...........................          15,302            8,100
                                                              -------------    -------------
      Net cash (used in) provided by
        financing activities ..............................      (2,183,767)       6,296,188
                                                              -------------    -------------

      Net increase (decrease) in cash .....................         356,830      (13,901,783)

Cash and cash equivalents at
  beginning of year .......................................       1,044,966       14,834,035
                                                              -------------    -------------

Cash and cash equivalents at
  end of year .............................................   $   1,401,796    $     932,252
                                                              =============    =============

Non-cash investing and financing
  activities:

  Equipment included in accounts payable ..................   $     537,979    $   6,610,968
                                                              =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying interim financial statements of Phoenix Color Corp. and Subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations for the three-month period ended March 31, 1999 and 1998. The interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K and also contained in the Company's Registration Statement, SEC File No. 333-50995, effective May 13, 1999.

2. Inventory

      Inventories consist of the following:


                                              December 31, 1998   March 31, 1999
                                              -----------------   --------------

      Raw Materials..........................        $3,031,744       $3,268,277

      Work in process........................           843,654        1,748,136
                                                     ----------       ----------

                                                     $3,875,398       $5,016,413
                                                     ==========       ==========

3. Acquisitions

      On January 4, 1999, the Company acquired the outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City") and certain assets of Viking Leasing Partnership, a related party of Mid-City, for $10.8 million in cash and the assumption of $1.7 million of indebtedness. Mid-City, located in Lake Forest, Illinois, supplies book components primarily to the elementary and high school textbook segment of the book publishing market. Mid-City was merged into the Company and does not exist as a subsidiary. On February 12, 1999, the Company acquired the outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix") for a purchase price of $7.3 million. TechniGraphix is a producer of print-on-demand books located in Dulles, Virginia. These transactions have been accounted for as purchase business combinations.

      The following unaudited pro forma information sets forth the consolidated results of operations of the Company for the three month periods ended March 31, 1998 and 1999 had the acquisitions of Mid-City and TechniGraphix occurred on January 1, 1998. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the combination had been in effect on January 1, 1998. In addition, this information does not purport to be indicative of future results of operations of the consolidated entities.

                                                   1998            1999
                                                   ----            ----

      Net sales...........................     $29,700,000      $33,873,000

      Net income (loss)...................          92,000      (2,793,000)

4. Notes Payable

      Senior Subordinated Notes

      On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities and Exchange Commission. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1, 1999. Net proceeds of approximately $101.0 million from the Senior Subordinated Notes were used to repay substantially all outstanding short-term and long-term debt and capital leases existing at December 31, 1998, to fund the acquisition of TechniGraphix (see
Note 3) and for working capital requirements. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Notes on an uncollateralized senior subordinated basis. During March, 1999, in connection with the issuance of the Senior Subordinated Notes, approximately $1,140,000 of deferred financing costs incurred in connection with a 1998 financing was written off.

      On May 13, 1999, the Company's Registration Statement covering an exchange offer for the Senior Subordinated Notes was declared effective by the Securities and Exchange Commission. In the exchange offer, the Company is offering to exchange registered new notes for the original Senior Subordinated Notes. The new notes will be similar in all material respects to the original notes.

5. Income Taxes

      The effective income tax rate for the three-month period ended March 31, 1999 of 10% differed from the 1998 year end rate of 66.1% primarily due to the loss for the first quarter of 1999 offset by the increase in the impact of non-deductible goodwill amortization resulting from the acquisitions in the first quarter of 1999.

6. Commitments and Contingencies

      The Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1998, the Company removed the portion of the equipment actually received, and is seeking recovery of the $1.6 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet received. As of December 31, 1998, the Company has included in other non-current assets a receivable from Krause of approximately $1.6 million. Krause has recently counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company intends to vigorously prosecute its claims against Krause and contest Krause's counterclaims. If Krause were nevertheless to prevail, the Company may be required to pay Krause's actual lost profit on the equipment. While such lost profit is not presently determinable, the amount the Company might be required to pay if Krause prevailed would in no event exceed the unpaid balance of the purchase price, claimed by Krause to be $1.5 million and by the Company to be $1.2 million. Also, in that event, if the Company were to attempt to resell the equipment in its possession, assuming a market existed, and the price received from such resale were less than the price it had paid Krause, the Company would incur a loss.

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

7. Guarantor Subsidiaries

      The following summary sets forth the information regarding the Company and its subsidiaries as of December 31, 1998 and March 31, 1999 and for each of the three months in the periods ended March 31, 1998 and 1999:

                                      Phoenix           PCC             Techni-         Phoenix
                                       Color          Express,          Gaphix,           (MD)
                                       Corp.            Inc.             Inc.         Realty, LLC     Eliminations        Total
                                       -----            ----             ----         -----------     ------------        -----
Balance Sheet information
   March 31, 1999
         Current assets           $  29,727,374    $       7,154    $   1,126,344    $          --   $    (840,648)   $  30,020,224
         Noncurrent assets          120,711,059          317,248        6,977,442               --      (6,805,000)     123,239,538
         Current liabilities         29,780,137          780,054        1,154,921        2,038,789        (861,605)      30,853,507
         Noncurrent liabilities     107,804,048               --          171,833               --              --      107,975,881

   December 31, 1998
         Current assets           $  38,030,305    $      14,036    $          --    $          --   $    (780,892)   $  37,263,449
         Noncurrent assets           94,837,998          342,908               --               --      (2,043,789)      95,175,906
         Current liabilities         17,071,415          787,147               --        2,038,789        (755,145)      17,103,417
         Noncurrent liabilities      98,053,426               --               --               --              --       98,053,426

Statement of operations
information:
   March 31, 1999                 $  32,469,628    $     230,500    $     834,217    $          --   $    (230,500)   $  33,303,845
         Sales                        7,505,681          (24,277)         122,373               --          24,277        7,628,054
         Gross profit (loss)          1,706,153          (25,448)        (128,128)              --              --        1,552,557
         Income (loss) from          (2,700,338)         (25,448)        (134,452)              --              --       (2,860,238)
         operations
         Net (loss) income

   March 31, 1998
         Sales                    $  24,620,306    $     247,920               --               --   $    (247,920)   $  24,620,306
         Gross profit (loss)          4,646,545          (29,861)              --               --          29,861        4,646,545
         Income (loss) from             878,066          (31,147)              --               --              --          846,919
         operations                     (11,264)         (33,520)              --               --              --          (44,784)
         Net (loss) income

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Phoenix Color Corp. and its subsidiaries (the "Company" or "we ") believes it is the largest North American independent printer of book components, which we supply to publishers and book manufacturers. Our book components primarily include book jackets, paperback covers and pre-printed case covers which are glued to hardboard and used for hardcover books. We also produce book components such as illustrations, endpapers and inserts. We recently expanded our capabilities and now produce complete books manufactured on printing press equipment for the juvenile and educational markets not being serviced by our principal book manufacturing customers, and we also produce books using on-demand digital printing technology across a variety of market segments. We serve over 200 customers, including some of the largest firms in publishing and book printing, such as Simon & Schuster, HarperCollins, Penguin Putnam, Random House, McGraw-Hill, Time Warner, Microsoft, Walt Disney and R.R. Donnelley.

      Producing complete books requires both the printing of text and the manufacture of book components. Publishers often demand high-quality, intricate book covers. Specialized equipment, materials and finishes are needed to produce these covers, and many leading publishers rely on specialty printers such as Phoenix Color to supply book components, and use other commercial printers to print text and assemble books.

      In developing our business, we have emphasized:

      o Technologically advanced prepress and manufacturing equipment and efficient production techniques;

      o A computerized management information system which links all of our facilities and customers and furnishes immediately available operating data;

      o Fast turnaround times made possible by our state-of-the-art manufacturing equipment, strategic location of our seven plants near major delivery points and the use of our own delivery trucks;

      o Long-term relationships with suppliers of important raw materials such as paper, laminating film and ink; and

      o A highly motivated sales force which emphasizes customer training and educational programs.

      We currently operate a total of seven plants in Illinois, Maryland, Massachusetts, New York, New Jersey and Virginia with a eighth under construction in Maryland.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                              Three Months Ended March 31,
                                              ----------------------------

                                             1999      %        1998     %
                                             ----    -----      ----   -----

         Sales                              $33.3    100.0     $24.6   100.0

         Cost of sales                       25.7     77.2      20.0    81.3
                                            -----    -----     -----   -----

         Gross Profit                         7.6     22.8       4.6    18.7

         Operating expenses                   6.1     18.3       3.8    15.4
                                            -----    -----     -----   -----

         Income From Operations               1.5      4.5       0.8     3.3

         Interest                             5.0     15.0       1.0     4.1

         Other Income                        -0.2      0.6      -0.1     0.4
                                            -----    -----     -----   -----

         Loss Before Income Taxes            -3.3      9.9      -0.1     0.4

         Income Tax Provision                -1.0      3.0       0.1     0.4
                                            -----    -----     -----   -----

         Net loss                           -$2.3      6.9     -$0.0      --
                                            =====    =====     =====   =====

Three Months Ended March 31, 1999 and 1998

      Net sales increased $8.7 million, or 35.4%, to $33.3 million for the quarter ended March 31, 1999, from $24.6 million for the same period in 1998. The increase was a result of higher unit volume, additional sales from the January acquisition of Mid-City, sales of the new book manufacturing division amounting to $1.8 million, and sales from the February acquisition of TechniGraphix amounting to $834,000. For comparison purposes, if the Company's net sales for the 1998 first quarter had included Mid-City and TechniGraphix, first quarter net sales for 1999 would have shown an increase of $4.2 million, or 14.1%, to $33.9 million from $29.7 million for the same period in 1998.

      Gross profit for the quarter increased $3.0 million, or 65.2%, to $7.6 million from $4.6 million for the first quarter of 1998, increasing the gross profit margin to 22.8% from 18.7% in 1998. This improvement resulted from increased sales and reductions in the percentage of material consumed relative to sales of 2.5% and of the percentage of direct labor relative to sales of 3.2% as a result of increased efficiencies in manufacturing. This improvement was partially offset by an increase in overhead costs due principally to increases in depreciation. In the comparable period in 1998, the Company incurred unusual costs associated with the closing of its Connecticut facility and the relocation of its Massachusetts facility from Hingham to Taunton.

      Operating expenses increased $2.3 million, or 60.5%, to $6.1 million for the quarter ended March 31, 1999, from $3.8 million for the same period in 1998. Operating expenses increased as a percent of net sales to 18.2% in 1999 from 15.4% in 1998. The percentage increase was primarily attributable to higher freight costs and to an increase in personnel to provide for book manufacturing infrastructure.

      Interest expense increased $4.0 million to $5.0 million for the quarter ended March 31, 1999, from $1.0 million for the same period in 1998. The increase was primarily attributable to a one-time charge associated with the write off of deferred financing costs of $1.4 million and prepayment premiums of $1.6 million incurred in connection with the early repayment of equipment debt, together with higher interest expense incurred as a result of the Company's $105 million Senior Subordinated Note offering consummated on February 2, 1999.

      For the quarter ended March 31, 1999 the Company had interest income of $239,000 compared with a gain of $77,000 realized for the same period in 1998 from the disposition of assets.

      The Company's effective tax rate for the quarter ended March 31, 1999 was 10.0% compared to 51.1% for the same period in 1998. The decrease was primarily attributable to the difference in taxable income or loss and the proportion of non-deductible goodwill expense to pretax income or loss

      Net loss increased $2.8 million to $2.9 million for the quarter ended March 31, 1999 from a $45,000 loss for the same period in 1998. The increase was due to the factors described above.

Liquidity and Capital Resources

      On February 2, 1999, the Company issued $ 105.0 million of 10 3/8% Senior Subordinated Notes. Net proceeds of approximately $101.0 million were used to repay existing indebtedness, including its then outstanding borrowings under its revolving senior credit facility.

      The Company has entered into a three-year $20.0 million revolving senior credit facility ("Senior Credit Facility") with First Union National Bank. The Senior Credit Facility is secured by the Company's assets and refinanced the Company's prior revolving senior indebtedness. As of March 31, 1999, the interest rate on borrowings under the Senior Credit Facility was 9.75%. In addition to the Senior Credit Facility, the Company has available to it approved credit facilities with various financial institutions to finance, at the election of the Company, the purchase of equipment.

      As a result of the Company's two recent acquisitions, the Company assumed various equipment operating leases. Rental expense related to such leases was approximately $138,000 and $317,000 for the three month periods ended March 31, 1998 and 1999, respectively.

      Cash flow during the first quarter of 1999 was approximately $357,000. Net cash flows from operating activities provided $961,000, which consisted of depreciation and amortization charges of $4.8 million offset by a loss of $2.9 million and a $1.0 million investment in additional working capital. Net cash flows from investing activities used $21.2 million, which primarily related to the acquisition Mid-City and TechniGraphix for an aggregate cash price of $17.6 million and capital and equipment expenditures of approximately $3.5 million. Net cash provided by financing activities of $6.3 million includes the $105.0 million of proceeds from the issuance of the Senior Subordinated Notes, offset by the related $3.9 million in financing costs, which was used to repay the previously outstanding debt and capital leases.

      Working capital as of March 31, 1999 was $833,000, which represents a $19.4 million decrease from working capital of $20.2 million at December 31, 1998. This decrease was primarily the result of continued investment in equipment and a use of cash in the acquisitions of Mid-City and TechniGraphix.

      The Company's capital expenditures for 1999 are currently estimated to total approximately $25.5 million, allocated primarily for the completion of the paperback book manufacturing facility in Hagerstown, Maryland, and the equipment being installed therein. Of this amount, $10.2 million has been expended during the three months ended March 31, 1999.

      The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and capital and operating leases. The Company believes that funds generated from operations, together with existing cash and available credit under the Senior Credit Facility ($14.5 million as of March 31, 1998) will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth for the remainder of 1999.

      If the Company were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. The Company has no current commitments or agreements with respect to any acquisitions.

Year 2000 Compliance

      The Company's digital communications and information network has been continually upgraded with the newest equipment available, all of which, the Company has been informed by the manufacturers, is Year 2000 compliant. The Company's information systems consist of local and wide area networks, and the Company's file servers use the most recent versions of Novell and Microsoft NT software, which are represented to be Year 2000 compliant. In 1998, the Company rewrote all of its information system programs, including its manufacturing and financial software, in conjunction with a company-wide systems upgrade and, as a result, believes that all of its Year 2000 issues have been addressed. Incidental to such upgrade were measures taken to insure the new software would be Year 2000 compliant, but no separate costs were assigned to such Year 2000 compliance aspects and, if such costs could be measured, they would not be material.

      The Company uses modern, highly sophisticated computer imaging and image management equipment in its prepress department, state-of-the-art printing presses, finishing equipment, foil stamping and other postpress equipment. As part of its Year 2000 compliance program, and in order to minimize potential disruptions caused by the Year 2000, the Company investigated Year 2000 compliance by its suppliers, including the manufacturers of such equipment. The Company has inquired of these suppliers, through publicly available information and direct correspondence, as to the status of their Year 2000 compliance, including any potential for disruption caused by embedded chips used in such equipment. Based on the responses received, the Company does not believe it will experience a disruption in its manufacturing processes from equipment currently owned. It is the Company's intention to independently verify the Company's system compliance with respect to Year 2000 issues.

      The Company also requested information from its major suppliers of consumable products used in manufacturing, including paper, ink, and finishing materials, as to their ability to deliver product without interruption. These suppliers have indicated they do not anticipate any Year 2000 disruption in the delivery of product. For example, paper is manufactured for the Company by its vendors, who maintain a 30-day inventory which is held in a warehouse located near the Company for delivery upon request by the Company. In the event of an emergency, the paper could be delivered to the Company using the Company's own trucks.

      Based on the actions taken with respect to internal systems, and responses received from vendors, management does not anticipate that the Company will be subject to a material disruption in its information systems, or in its ability to manufacture products or receive necessary raw materials from vendors due to computer calendaring and date change problems associated with the Year 2000. The Company is continuing to monitor all aspects of its communication and information systems, and does not foresee that any material costs will be incurred to continue its evaluation or to take any additional remedial action, should any such additional action be indicated.

      If, despite measures taken by the Company, a Year 2000 malfunction should result in an interruption of operations at once or more Company facilities, the Company would be able to shift production operations on an interim basis to its other facilities. Also, the Company's principal suppliers generally maintain, at public warehouses, a 30-day inventory of raw materials usually purchased from them by the Company, and, in the event Year 2000 problems were to interrupt supply operations, the Company could, in the first instance, access such inventories through the use of the suppliers' trucks or the Company's own trucks. Additionally, if a principal supplier were unable to function because of a Year 2000 interruption, the Company could purchase raw materials from a number of alternate suppliers.

      Although the Company has taken what it believes is prudent action to eliminate disruption which may be caused by the Year 2000, there can be no assurance that the Company will not be affected by dislocations caused by the Year 2000 beyond its control, such as disruptions which could affect public utilities or financial institutions.

Forward Looking Statements

      The statements in this report that relate to future plans, expectations, events or performance, or which use forward-looking terminology such as "estimate" or "anticipate", contain forward-looking information. Actual results, events or performance may differ materially from such forward-looking statements, due to a variety of factors, including the risk factors and other information presented in the Company's Registration Statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") File No. 333-50995, and which became effective May 13, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      As indicated in the Registration Statement, the Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1998, the Company removed the portion of the equipment actually received, and is seeking recovery of the $1.6 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet received. As of December 31, 1998, the Company has included in other non-current assets a receivable from Krause of approximately $1.6 million. Krause has recently counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company intends to vigorously prosecute its claims against Krause and contest Krause's counterclaims. If Krause were nevertheless to prevail, the Company may be required to pay Krause's actual lost profit on the equipment. While such lost profit is not presently determinable, the amount the Company might be required to pay if Krause prevailed would in no event exceed the unpaid balance of the purchase price, claimed by Krause to be $1.5 million and by the Company to be $1.2 million. Also, in that event, if the Company were to attempt to resell the equipment in its possession, assuming a market existed, and the price received from such resale were less than the price it had paid Krause, the Company would incur a loss.

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Item 2. Change in Securities

      Not Applicable

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Securities Holders

      The Company conducted an annual meeting of stockholders on February 27, 1999, at which the following persons were elected as directors for the ensuing year and until the next annual meeting of stockholders:

                  Louis LaSorsa
                  Edward Lieberman
                  Dion von der Lieth
                  John Carbone
                  David Rubin

      The Company is privately held and does not conduct proxy solicitations. Directors were elected by the unanimous vote of the Company's Class A stockholders, which includes the management of the Company.

Item 5. Other Information

Acquisitions

      On January 4, 1999, the Company acquired the outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City"), a specialty component printer located in Lake Forest, Illinois, and certain assets of Viking Leasing Partnership, a related party of Mid-City, for a total purchase price of $12.5 million. Mid-City supplies components primarily to the elementary and high school textbook segment of the book publishing market. We believe the Mid-City acquisition will be complementary to our core business by adding a significant customer base in the elementary and high school textbook market. This market tends to be more active during the first half of the year while other market segments serviced by Phoenix Color are more active in the second half. Mid-City, which was merged into the Company, has been fully assimilated into the Company. Jobs and personnel have been moved between various production locations in order to maximize efficiencies in manufacturing.

      On February 12, 1999, the Company acquired the outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix") for a purchase price of $7.3 million. TechniGraphix is a producer of print-on-demand books located in Dulles, Virginia. Instead of using offset or other press equipment requiring inked plates and set-up time to manufacture books, TechniGraphix uses high-speed digital printing equipment to reproduce book text directly from digitally stored files. On-demand printing technology is suitable and cost-effective for smaller book production runs. With on-demand printing, a publisher's titles need never be considered "out-of-print."

Recent Financing

      As described in Note 4 to the Consolidated Financial Statements, on February 2, 1999, the Company issued $105.0 million of its 10 3/8% Senior Subordinated Notes due 2009 in a private placement, and used portions of the proceeds to repay earlier financing. The Company is presently offering, under a Registration Statement, to exchange new registered 10 3/8% Senior Subordinated Notes for the original notes. The new notes will be similar to the original notes in all material respects.

New Plant

      The Company's new book manufacturing facility in Hagerstown, Maryland is due to begin operations June 1, 1999. The Company is taking orders effective May 20, 1999 for completion in June and thereafter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      In view of the fact that this Form 10-Q Quarterly Report is the first report being filed by the Company under Section 15(d) of the Securities Exchange Act of 1934, the Company hereby incorporates by reference, in accordance with Rule 12b-32 of the Securities and Exchange Commission, all of the exhibits filed with the Company's Registration Statement, Commission file no. 333-50995, effective May 13, 1999, which exhibits are designated in the following list:

Exhibit
Number                              Description
------                              -----------

 2.1 Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E. Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership (schedules and exhibits omitted)
 2.2 Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix, Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)
 2.3 Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation
 2.4 Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger Corp. (Delaware)
 3.1        Certificate of Incorporation of the Company
 3.2        By-Laws of the Company
 4.1 Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers
 4.2 Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase Manhattan Trust Company, National Association, Trustee
 4.3 Registration Rights Agreement dated as of February 2, 1999 among the Company, the Guarantors and the Initial Purchasers
 4.4        Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)
 4.5        Form of Initial Certificated Note (included as Exhibit B to Exhibit
            4.2)
 4.6        Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)
 4.7        Form of Exchange Certificated Note (included as Exhibit D to Exhibit
            4.2)
 5.1        Opinion letter of Bresler Goodman & Unterman, LLP
10.1 Employment Agreement dated as of February 12, 1999 between the Company and Jack L. Tiner
10.2 Employment Agreement dated as of January 4, 1999 between the Company and Carl E. Carlson
10.3 Non-Competition Agreement dated as of January 4, 1999 between the Company and Wayne L. Sorensen
10.4 Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)
10.5 Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors
10.6 Master Security Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Collateral Agent (schedules omitted)
10.7 Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company (schedules omitted)
10.8 Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company (schedules omitted)
10.9 Loan and Security Agreement dated as of February 1, 1996 among the Company, CoreStates Bank, N.A. as Issuer and Lender and Fleet Bank as Co-Agent and Lender
10.10 Form of Stock Pledge Agreement dated as of February 1, 1996 among the Company, CoreStates Bank, N.A. as Issuer and Lender and Fleet Bank as Co-Agent and Lender
10.11 Form of Surety Agreement dated as of February 1, 1996 among the Company, CoreStates Bank, N.A. as Issuer and Lender and Fleet Bank as Co-Agent and Lender
10.12 Lease Agreement dated as of January 4, 1999 between the Company and Laurel Limited Partnership for the facility located at 13825 West Laurel Drive, Lake Forest, IL 60301
10.13 Lease Agreement dated as of March 20, 1999 between the Company and Maurice M. Weill Trustee under Indenture dated December 6, 1984 for the facility located at 40 Green Pond Road, Rockaway, NJ 07866
10.14 Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780
10.15 Lease Agreement dated as of November 16, 1987 between the Company and 474431 Associates, as modified by a lease modification Agreement with CMC Factory Holding Company, LLC, dated November 4, 1996 for the facility located at 47-07 30th Place, Long Island City, NY 11101
10.16 Escrow Agreement dated as of February 1, 1996 among the Company and various stockholders of New England Book Holding Corporation
12.1        Statement concerning calculation of Ratios of Earnings to Fixed
            Charges
12.2 Statement concerning calculation of EBITDA, Ratio of total debt to EBITDA, and EBITDA to cash interest expense
21.1        Subsidiaries of the Company
23.1        Consent of Bresler Goodman & Unterman, LLP (included in Exhibit 5.1)
23.2        Consent of PricewaterhouseCoopers LLP
24.1        Powers of attorney (included on signature pages)
25.1 Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939 of Chase Manhattan Trust Company, National Association
99.1        Form of Letter of Transmittal
99.2        Form of Notice of Guaranteed Delivery
99.3        Form of Instructions to Registered Holder from Beneficial Holder
99.4        Form of Letter to Brokers, Dealers and Financial Institutions
99.5        Form of Letter to Client

(b) Reports on Form 8-K.

      No report on Form 8-K was filed during the period reported upon.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATE: May 14, 1999                 PHOENIX COLOR CORP.
                                                (Registrant)


                                         By: /s/ Louia LaSorsa
                                             ---------------------------------
                                             Louis LaSorsa, Chairman and Chief
                                             Executive Officer


                                         By: /s/ Edward Lieberman
                                             ---------------------------------
                                             Edward Lieberman
                                             Chief Financial Officer and
                                             Chief Accounting Officer