Form 10-Q
period 1999-06-30
PHOENIX COLOR CORP
filed 1999-08-16
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period ended June 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to
      _________

                      Commission Registration No. 333-50995

                               PHOENIX COLOR CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-2269911
          --------                                      ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

      540 Western Maryland Parkway
         Hagerstown, Maryland                              21740
         --------------------                              -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (301) 733-0018
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Index to Financial Statements

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets                                                    1
  December 31, 1998 and June 30, 1999

Consolidated Statements of Operations                                          2
  Three and Six Months Ended June 30, 1999

Consolidated Statements of Cash Flows                                          3
  Six Months Ended June 30, 1999

Notes to Consolidated Financial Statements                                     5

Management's Discussion and Analysis of Financial Condition and                9
  Results of Operations

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               December 31, 1998  June 30, 1999
                                               -----------------  -------------
ASSETS                                             (Audited)       (Unaudited)

Current assets:
  Cash and cash equivalents ..................   $  14,834,035    $     668,117
  Accounts receivable, net of
  allowance for doubtful accounts and
  rebates of $1,113,784 in 1998 and
  $405,660 in 1999 ...........................      14,760,695       21,918,634
  Inventory ..................................       3,875,398        5,209,243
  Income tax receivable ......................       1,233,554        1,600,416
  Prepaid expenses and other current
  assets .....................................       2,222,196          679,197
  Deferred income taxes ......................         337,571          337,571
                                                 -------------    -------------
      Total current assets ...................      37,263,449       30,413,178

Property, plant and equipment, net ...........      70,288,665       70,040,239

Goodwill, net ................................      11,239,752       25,283,126

Deferred financing costs, net ................       1,892,726        4,736,003

Other assets .................................      11,754,763       29,213,461
                                                 -------------    -------------

      Total assets ...........................   $ 132,439,355    $ 159,686,007
                                                 =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Senior Credit Facility .....................   $          --    $  10,699,885
  Accounts payable ...........................      13,619,972       18,501,050
  Accrued expenses ...........................       3,483,445        8,174,246
                                                 -------------    -------------
      Total current liabilities ..............      17,103,417       37,375,181

10 3/8% Senior Subordinated Notes ............              --      105,000,000
Other notes payable ..........................      78,150,335          126,531
Revolving line of credit .....................      11,325,225               --
Obligations under capital leases .............       5,971,609               --
Deferred income taxes ........................       2,606,257        2,804,048
                                                 -------------    -------------
      Total liabilities ......................     115,156,843      145,305,760
                                                 -------------    -------------

Commitments and contingencies

Stockholders' equity
  Common Stock, Class A, voting,
    par value $0.01 per share, authorized
    20,000 shares, 14,560 issued shares,
    11,100 outstanding shares ................             146              146
  Common Stock, Class B, non-voting, par
    value $0.01 per share, authorized
    20,000 shares, 9,794 issued shares and
    7,794 outstanding shares .................              98               98
  Additional paid in capital .................       2,126,804        2,126,804
  Retained earnings ..........................      17,094,486       14,176,021
  Stock subscriptions receivable .............        (169,792)        (153,592)
  Treasury stock, at cost: Class A,
    3,460 shares and Class B, 2,000 shares          (1,769,230)      (1,769,230)
                                                 -------------    -------------
      Total stockholders' equity .............      17,282,512       14,380,247

      Total liabilities & stockholders'
        equity ...............................   $ 132,439,355    $ 159,686,007
                                                 =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                              ---------------------------              -------------------------
                                                                     (Unaudited)                              (Unaudited)

                                                                   1998                1999                1998                1999
                                                                   ----                ----                ----                ----

Net sales ..........................................       $ 25,167,939        $ 35,860,929        $ 49,788,245        $ 69,164,774

Cost of sales ......................................         19,143,343          26,771,962          39,117,104          52,447,753
                                                           ------------        ------------        ------------        ------------

    Gross profit ...................................          6,024,596           9,088,967          10,671,141          16,717,021

Operating expenses:

  Selling and marketing expenses ...................          1,423,705           1,098,620           2,683,662           3,017,993

  General and administrative expenses ..............          2,617,305           4,205,344           5,156,974           8,361,468
                                                           ------------        ------------        ------------        ------------

    Total operating expenses .......................          4,041,010           5,303,964           7,840,636          11,379,461

Income from operations .............................          1,983,586           3,785,003           2,830,505           5,337,560

Other expenses:

  Interest expense .................................            993,655           3,592,412           2,008,807           8,561,657

  Other (income) expense ...........................            (65,904)            258,373            (142,610)             18,923
                                                           ------------        ------------        ------------        ------------

Income (loss) before income taxes ..................          1,055,835             (65,782)            964,308          (3,243,020)

Income tax expense (benefit) .......................            486,045              (7,555)            439,302            (324,555)
                                                           ------------        ------------        ------------        ------------

Net income (loss) ..................................       $    569,790        $    (58,227)       $    525,006        $ (2,918,465)
                                                           ============        ============        ============        ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                         (Unaudited)

                                                      1998             1999
                                                      ----             ----
Operating activities:

Net income (loss) ............................   $     525,006    $  (2,918,465)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization of
    property, plant and equipment ............       3,500,814        5,954,234
  Amortization of goodwill ...................       1,061,763        1,438,255
  Amortization of deferred financing
    costs and other ..........................          90,000        1,371,846
  Provision for uncollectible accounts .......                           50,000
  Loss (gain) on disposal of assets ..........         (88,473)         229,025

Increase (decrease) in cash resulting
  from changes in assets and liabilities:
  Accounts receivable ........................       3,799,484       (4,973,126)
  Inventory ..................................       1,066,730         (247,874)
  Prepaid expenses and other assets ..........         (62,931)       1,124,136
  Accounts payable ...........................      (1,334,302)        (367,470)
  Accrued expenses ...........................        (934,830)       4,303,384
  Income tax refund receivable ...............         130,304         (372,439)
                                                 -------------    -------------
    Net cash provided by operating
      activities .............................       7,753,565        5,591,506
                                                 -------------    -------------

Investing activities:
  Proceeds from sale of equipment ............          99,850          850,000
  Capital expenditures .......................      (2,599,517)      (2,558,616)
  Increase in equipment deposits .............      (1,661,153)     (14,627,423)
  Purchases of businesses, net of cash
    acquired .................................              --      (17,617,055)
                                                 -------------    -------------
    Net cash used in investing activities ....      (4,160,820)     (33,953,094)
                                                 -------------    -------------

Financing activities:
  Proceeds from issuance of senior
    subordinated notes .......................              --      105,000,000
  Net repayment on revolving line of
    credit ...................................      (4,603,330)      (1,007,678)
  Proceeds from long term borrowings .........       2,992,744               --
  Principal payments on long term
    borrowings ...............................              --      (78,023,804)
  Principal payments on capital lease
    obligations ..............................      (1,910,068)      (7,653,925)
  Debt financing costs .......................              --       (4,135,123)
  Payment of stock subscription ..............          84,552           16,200
                                                 -------------    -------------
    Net cash (used in) provided by
      financing activities ...................      (3,436,102)      14,195,670
                                                 -------------    -------------
    Net increase (decrease) in cash ..........         156,643      (14,165,918)

Cash and cash equivalents at
  beginning of period ........................       1,044,966       14,834,035
                                                 -------------    -------------

Cash and cash equivalents at end
  of period ..................................   $   1,201,609    $     668,117
                                                 =============    =============

Non-cash investing and financing
  activities:

  Equipment included in accounts payable .....   $  11,877,353    $   3,287,341
                                                 =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying interim financial statements of Phoenix Color Corp. and Subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations for the three and six-month period ended June 30, 1999 and 1998. The interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1998, included in the Company's Registration Statement,on form S-4, SEC File No. 333-50995, effective May 13, 1999.

2. Inventory

      Inventory consists of the following:

                                            December 31, 1998   June 30, 1999
                                            -----------------   -------------

        Raw Materials........................  $3,031,744        $3,709,096

        Work in process......................     843,654         1,500,147
                                               ----------        ----------

                                               $3,875,398        $5,209,243
                                               ==========        ==========

3. Other Assets

      Other assets at December 31, 1998 and June 30, 1999 include equipment deposits of $9,786,031 and $26,649,828 respectively.

4. Accrued Expenses

      Accrued expenses at December 31, 1998 and June 30, 1999 include accrued interest expense of $343,250 and $4,625,938 respectively.

5. Acquisitions

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

      The following unaudited pro forma information sets forth the consolidated results of operations of the Company for the six month periods ended June 30, 1998 and 1999 had the acquisitions of Mid-City and TechniGraphix occurred on January 1, 1998. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the combination had been in effect on January 1, 1998. In addition, this information does not purport to be indicative of future results of operations of the consolidated entities.

                                                       1998            1999
                                                       ----            ----

         Net sales............................     $60,638,000      $69,734,000

         Net income (loss)....................         482,000      (2,851,000)

6. Notes Payable

      Senior Subordinated Notes

      On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities and Exchange Commission. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1, of each year. Net proceeds of approximately $101.0 million from the Senior Subordinated Notes were used to repay substantially all outstanding short-term and long-term debt and capital leases existing at December 31, 1998, to fund the acquisition of TechniGraphix (see Note 5) and for working capital requirements. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Notes on an uncollateralized senior subordinated basis. During March, 1999, in connection with the issuance of the Senior Subordinated Notes, approximately $1,140,000 of deferred financing costs incurred in connection with a 1998 financing was written off.

      On May 13, 1999, the Company's Registration Statement covering an exchange offer for the Senior Subordinated Notes was declared effective by the Securities and Exchange Commission. The Company has, pursuant to the Registration Statement, completed the exchange of new registered 10 3/8% Senior Subordinated Notes for the original notes. The new notes are similar to the original notes in all material respects.

7. Income Taxes

      The effective income tax rate for the six month period ended June 30, 1999 of 10% differed from the 1998 year end rate of 66.1% primarily due to the loss for the first six months of 1999 offset by the increase in the impact of non-deductible goodwill amortization resulting from the acquisitions (see Note
5) in the first quarter of 1999.

8. Commitments and Contingencies

      The Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1998, the Company removed the portion of the equipment actually received, and is seeking recovery of the $1.6 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet received. As of December 31, 1998 and June 30, 1999, the Company has included in other non-current assets a receivable from Krause of approximately $1.6 million. Krause has recently counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company intends to vigorously pursue its claims against Krause and contest Krause's counterclaims. If Krause were nevertheless to prevail, the Company may be required to pay Krause's actual lost profit on the equipment. While such lost profit is not presently determinable, the amount the Company might be required to pay if Krause prevailed would in no event exceed the unpaid balance of the purchase price, claimed by Krause to be $1.5 million and by the Company to be $1.2 million. Also, in that event, if the Company were to attempt to resell the equipment in its possession, assuming a market existed, and the price received from such resale were less than the price it had paid Krause, the Company would incur a loss.

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

9. Guarantor Subsidiaries

      The following summary sets forth the information regarding the Company and its subsidiaries as of December 31, 1998 and June 30, 1999 and for each of the six months in the periods ended June 30, 1998 and 1999:

                                    Phoenix            PCC            Techni-          Phoenix
                                     Color           Express,         Graphix,           (MD)
                                     Corp.             Inc.             Inc.         Realty, LLC      Eliminations        Total
                                     -----             ----             ----         -----------      ------------        -----
Balance Sheet information
  June 30, 1999 (Unaudited)
    Current assets               $  30,832,148    $      22,448    $   1,162,098    $          --    $  (1,603,516)   $  30,413,178
    Noncurrent assets              128,649,582          317,248        7,110,999        2,038,789       (8,843,789)     129,272,829
    Current liabilities             36,046,783          716,717        2,215,197               --       (1,603,516)      37,375,181
    Noncurrent liabilities         107,804,048               --          126,531               --               --      107,930,579

  December 31, 1998 (Audited)
    Current assets               $  38,030,305    $      14,036    $          --    $          --    $    (780,892)   $  37,263,449
    Noncurrent assets               94,837,998          342,908               --        2,038,789       (2,043,789)      95,175,906
    Current liabilities             17,071,415          787,147               --               --         (755,145)      17,103,417
    Noncurrent liabilities          98,053,426               --               --               --               --       98,053,426

Statement of operations
information:
  June 30, 1999 (Unaudited)
    Sales                        $  66,726,684    $     514,715    $   2,438,090    $          --    $    (514,715)   $  69,164,774
    Gross profit (loss)             16,551,685           56,352          209,886               --         (100,902)      16,717,021
    Income (loss) from
      operations                     5,863,784           54,014         (580,238)              --               --        5,337,560
    Net (loss) income               (2,097,378)          54,014         (875,101)              --               --       (2,918,465)

  June 30, 1998
    Sales (Unaudited)            $  49,788,245    $     469,845    $          --    $          --    $    (469,845)   $  49,788,245
    Gross profit (loss)             10,759,686          (88,545)              --               --           88,545       10,671,141
    Income (loss) from
      operations                     2,925,693          (95,188)              --               --               --        2,830,505
    Net (loss) income                  620,194          (95,188)              --               --               --          525,006

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

      Phoenix Color Corp. and its subsidiaries ("Phoenix Color,"the "Company" or "we ") believes it is the largest North American independent printer of book components, which we supply to publishers and book manufacturers. Our book components primarily include book jackets, paperback covers and pre-printed case covers which are glued to hardboard and used for hardcover books. We also produce book components such as illustrations, endpapers and inserts. We recently expanded our capabilities and now produce complete books manufactured on printing press equipment for the juvenile and educational markets not being serviced by our principal book manufacturing customers, and we also produce books using on-demand digital printing technology across a variety of market segments. We serve over 200 customers, including some of the largest firms in publishing and book printing, such as Simon & Schuster, HarperCollins, Penguin Putnam, Random House, McGraw-Hill, Time Warner, Microsoft, Walt Disney and R.R. Donnelley.

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

      We currently operate a total of eight plants in Illinois, Maryland, Massachusetts, New York, New Jersey and Virginia.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                            Three Months Ended June 30,          Six Months Ended June 30,
                                            ---------------------------          -------------------------

                                           1999       %      1998      %       1999       %      1998       %
                                           ----      ---     ----     ---      ----      ---     ----      ---

     Sales                                 $35.9    100.0    $25.2    100.0    $69.2    100.0    $49.8    100.0
     Cost of sales                          26.8     74.7     19.1     75.8     52.4     75.7     39.1     78.5
                                           -----    -----    -----    -----    -----    -----    -----    -----
     Gross Profit                            9.1     25.3      6.1     24.2     16.8     24.3     10.7     21.5
     Operating expenses                      5.3     14.8      4.1     16.3     11.4     16.5      7.8     15.7
                                           -----    -----    -----    -----    -----    -----    -----    -----
     Income From Operations                  3.8     10.5      2.0      7.9      5.4      7.8      2.9      5.8
     Interest                                3.6     10.0      1.0      4.0      8.6     12.4      2.0      4.0
     Other (Income) expense                  0.3      0.8     (0.1)    (0.4)      --       --     (0.1)    (0.2)
                                           -----    -----    -----    -----    -----    -----    -----    -----
     Income (loss) before income
     taxes                                  (0.1)    (0.3)     1.1      4.3     (3.2)    (4.6)     1.0      2.0
     Income Tax Provision                     --       --      0.5      2.0     (0.3)    (0.4)     0.4      0.8
                                           =====    =====    =====    =====    =====    =====    =====    =====
     Net income or (loss)                  $(0.1)    (0.3)   $ 0.6      2.3    $(2.9)    (4.2)   $ 0.6      1.2

Three Months Ended June 30, 1999 and 1998

      Net sales increased $10.7 million, or 42.5%, to $35.9 million for the quarter ended June 30, 1999, from $25.2 million for the same period in 1998. The increase was a result of higher unit volume, additional sales from the January acquisition of Mid-City, sales of the new book manufacturing division amounting to $2.5 million, and sales from the February acquisition of TechniGraphix amounting to $1.6 million. For comparison purposes, if the Company's net sales for the 1998 second quarter had included Mid-City and TechniGraphix, second quarter net sales for 1999 would have shown an increase of $5.0 million, or 16.2%, to $35.9 million from $30.9 million for the same period in 1998.

      Gross profit for the quarter increased $3.0 million, or 49.2%, to $9.1 million from $6.1 million for the second quarter of 1998, increasing the gross profit margin to 25.3% from 24.2% in 1998. This improvement resulted from increased sales and reductions, due to manufacturing efficiencies, in the cost of material consumed as a percentage of sales of 1.1% and in the cost of direct labor as a percentage of sales of 0.6%. This improvement was partially offset by an increase in overhead costs due principally to increases in depreciation. In the comparable period in 1998, the Company incurred unusual costs associated with the closing of its Connecticut facility and the relocation of its Massachusetts facility from Hingham to Taunton.

      Operating expenses increased $1.2 million, or 29.3%, to $5.3 million for the quarter ended June 30, 1999, from $4.1 million for the same period in 1998. Operating expenses decreased as a percent of net sales to 14.8% in 1999 from 16.3% in 1998. The percentage decrease was primarily attributable to sales increasing by 42.5% and operating expenses increasing by 29.3% Selling expenses and freight declined but were offset by increases in general and administrative expenses.

      Interest expense increased $2.6 million or 260.0% to $3.6 million for the quarter ended June 30, 1999, from $1.0 million for the same period in 1998. The increase was primarily attributable to higher interest expense incurred as a result of the Company's $105 million Senior Subordinated Note offering consummated on February 2, 1999.

      For the quarter ended June 30, 1999 the Company realized a loss on disposition of equipment of $258,000 compared with a gain of $65,000 for the same period in 1998.

      The Company's effective tax rate for the quarter ended June 30, 1999 was 10% compared to 46.0% for the same period in 1998. The decrease was primarily attributable to the difference in taxable income or loss and the proportion of non-deductible goodwill expense to pretax income or loss.

      Net income decreased $700,000 to a loss of $100,000 for the quarter ended June 30, 1999 from $600,000 net income for the same period in 1998. The decrease was due to the factors described above.

Six Months ended June 30, 1999 and 1998

      Net sales increased $19.4 million, or 39.0%, to $69.2 million for the quarter ended June 30, 1999, from $49.8 million for the same period in 1998. The increase was a result of higher unit volume, additional sales from the January acquisition of Mid-City, sales of the new book manufacturing division amounting to $4.4 million, and sales from the February acquisition of TechniGraphix amounting to $2.4. For comparison purposes, if the Company's net sales for the six months ended June 30, 1998 had included Mid-City and TechniGraphix, net sales for 1999 would have shown an increase of $9.2 million, or 15.2%, to $69.8 million from $60.6 million for the same period in 1998.

      Gross profit for the six months increased $6.1 million, or 57.0%, to $16.8 million from $10.7 million for the same period of 1998, increasing the gross profit margin to 24.3% from 21.5% in 1998. This improvement resulted from increased sales and reductions, due to manufacturing efficiencies, in the cost of material consumed as a percentage of sale of 1.8% and in the cost of direct labor as a percentage of sales of 1.9%. This improvement was partially offset by an increase in overhead costs due principally to increases in depreciation. In the comparable period in 1998, the Company incurred unusual costs associated with the closing of its Connecticut facility and the relocation of its Massachusetts facility from Hingham to Taunton.

      Operating expenses increased $3.6 million, or 46.2%, to $11.4 million for the six months ended June 30, 1999, from $7.8 million for the same period in 1998. Operating expenses increased as a percent of net sales to 16.5% in 1999 from 15.7% in 1998. The increase was primarily attributable to increased freight costs, compensation and other administrative costs.

      Interest expense increased $6.6 million to $8.6 million for the six months ended June 30, 1999, from $2.0 million for the same period in 1998. The increase was primarily attributable to a one-time charge associated with the write off of deferred financing costs of $1.1 million and prepayment premiums of $1.6 million incurred in connection with the early repayment of equipment debt, together with higher interest expense incurred as a result of the Company's $105 million Senior Subordinated Note offering consummated on February 2, 1999.

      The Company's effective tax rate for the quarter ended June 30, 1999 was 10.0% compared to 40.0% for the same period in 1998. The decrease was primarily attributable to the difference in taxable income or loss and the proportion of non-deductible goodwill expense to pretax income or loss.

      Net loss increased $3.5 million to $2.9 million for the six months ended June 30, 1999 from $600,000 net income for the same period in 1998. The increase was due to the factors described above.

Liquidity and Capital Resources

      On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes. Net proceeds of approximately $101.0 million were used to repay existing indebtedness, including its then outstanding borrowings under its revolving senior credit facility.

      The Company has entered into a three-year $20.0 million revolving senior credit facility ("Senior Credit Facility") with First Union National Bank. The Senior Credit Facility is collateralized by the Company's assets and refinanced the Company's prior revolving senior indebtedness. As of June 30, 1999, the interest rate on borrowings under the Senior Credit Facility was 9.25%. In addition to the Senior Credit Facility, the Company has available to it approved credit facilities with various financial institutions to finance, at the election of the Company, the purchase of equipment.

      The Company has assumed various equipment operating leases as a result of its acquisitions. Rental expense related to such leases was approximately $895,000 and $273,000 for the six month periods ended June 30, 1998 and 1999, respectively.

      Cash flow during the first six months of 1999 was a net use of cash of approximately $14.2 million. Net cash flows from operating activities provided $5.6 million which consisted of depreciation and amortization charges of $9.0 million offset by a loss of $2.9 million and a $0.5 million investment in additional working capital. Net cash flows from investing activities used $34.0 million, which primarily related to the acquisition of Mid-City and TechniGraphix for an aggregate cash price of $17.6 million and capital and equipment expenditures of approximately $16.4 million. Net cash provided by financing activities of $14.2 million includes the $105.0 million of proceeds from the issuance of the Senior Subordinated Notes, offset by the related $3.9 million in financing costs, which was used to repay the previously outstanding debt and capital leases.

      Working capital as of June 30, 1999 was negative $6.9 million, which represents a $27.1 million decrease from working capital of $20.2 million at December 31, 1998. This decrease was primarily the result of continued investment in equipment and a use of cash in the acquisitions of Mid-City and TechniGraphix.

      The Company's capital expenditures for 1999 are currently estimated to total approximately $25.5 million, allocated primarily for the completion of the paperback book manufacturing facility in Hagerstown, Maryland, and the equipment being installed therein. Of this amount, $22.1 million has been expended during the six months ended June 30, 1999.

      The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and capital and operating leases. The Company believes that funds generated from operations, together with existing cash and available credit under the Senior Credit Facility ($6.2 million as of June 30, 1999) will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth for the remainder of 1999.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      As indicated in the Registration Statement, the Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1998, the Company removed the portion of the equipment actually received, and is seeking recovery of the $1.6 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet received. As of December 31, 1998 and June 30, 1999, the Company has included in other non-current assets a receivable from Krause of approximately $1.6 million. Krause has recently counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company intends to vigorously pursue its claims against Krause and contest Krause's counterclaims. If Krause were nevertheless to prevail, the Company may be required to pay Krause's actual lost profit on the equipment. While such lost profit is not presently determinable, the amount the Company might be required to pay if Krause prevailed would in no event exceed the unpaid balance of the purchase price, claimed by Krause to be $1.5 million and by the Company to be $1.2 million. Also, in that event, if the Company were to attempt to resell the equipment in its possession, assuming a market existed, and the price received from such resale were less than the price it had paid Krause, the Company would incur a loss.

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

Recent Financing

      As described in Note 4 to the Consolidated Financial Statements, on February 2, 1999, the Company issued $105.0 million of its 10 3/8% Senior Subordinated Notes due 2009 in a private placement, and used portions of the proceeds to repay earlier financing. The Company has, pursuant to the Registration Statement, completed the exchange of new registered 10 3/8% Senior Subordinated Notes for the original notes. The new notes are similar to the original notes in all material respects.

New Plant

      The Company's new book manufacturing facility in Hagerstown, Maryland began operations in mid June 1999.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

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

      DATE: August 13, 1999                 PHOENIX COLOR CORP.
                                                   (Registrant)


                                            By: /s/ Louis LaSorsa
                                                --------------------------------
                                                Louis LaSorsa, Chairman and
                                                Chief Executive Officer


                                            By: /s/ Edward Lieberman
                                                --------------------------------
                                                Edward Lieberman
                                                Chief Financial Officer and
                                                Chief Accounting Officer