Form 10-Q
period 1999-09-30
PHOENIX COLOR CORP
filed 1999-11-15
CIK 1060279

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                                              or
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from ___________to _________

                             Commission Registration No. 333-50995
                                    PHOENIX  COLOR  CORP.
                                    ----------------------

             (Exact name of Registrant as specified in its charter)
                  Delaware                            22-2269911
                  --------                            ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

   540 Western Maryland Parkway
      Hagerstown, Maryland                              21740
      --------------------                              -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:              (301) 733-0018


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate the number of shares of each of the Registrant's classes of
common stock, as of the latest practicable date:             Not Applicable





                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                Index to Financial Statements

                                                                      Page No.

Consolidated Balance Sheets                                              1
        December 31, 1998 and September 30, 1999


Consolidated Statements of Operations                                    2
        Three and Nine Months Ended September 30, 1999


Consolidated Statements of Cash Flows                                    3
        Nine Months Ended September 30, 1999


Notes to Consolidated Financial Statements                               5


Management's Discussion and Analysis of Financial Condition and          9
        Results of Operations







                             PHOENIX COLOR CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                       December 31, 1998     September 30, 1999
                                                       -----------------     ------------------
                                                           (Audited)             (Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents.........................        $14,834,035              $230,369
   Accounts receivable, net of allowance for doubtful
   accounts                                                   14,760,695            22,471,965
   and  rebates of $1,113,784 in 1998 and $692,973 in
   1999..............................................
   Inventory.........................................          3,875,398             5,395,040
   Income tax receivable.............................          1,233,554             1,702,277
   Prepaid expenses and other current assets.........          2,222,196               495,895
   Deferred income taxes.............................            337,571               337,571
                                                            ------------          ------------
                             Total current assets....         37,263,449            30,633,117
                                                            ------------          ------------

Property, plant and equipment, net...................         70,288,665            85,814,682

Goodwill, net........................................         11,239,752            24,546,095

Deferred financing costs, net........................          1,892,726             4,639,669

Other assets.........................................         11,754,763             4,222,260
                                                            ------------          ------------
                             Total assets............       $132,439,355          $149,855,823
                                                            ============          ============
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
   Senior credit facility............................       $         -           $  8,524,970
   Accounts payable..................................         13,619,972            14,467,760
   Accrued expenses..................................          3,483,445             4,919,499
                                                            ------------          ------------
                             Total current liabilities        17,103,417            27,912,229


Notes payable........................................         78,150,335                96,852
10 3/8% Senior subordinated notes....................                  -           105,000,000
Revolving line of credit.............................         11,325,225                  -
Obligations under capital leases.....................          5,971,609                  -
Deferred income taxes................................          2,606,257             2,804,048
                                                            ------------          ------------
                             Total liabilities.......        115,156,843           135,813,129
                                                            ------------          ------------

Commitments and contingencies

Stockholders' equity:
   Common Stock, Class A, voting,  par value $0.01 per share, authorized 20,0,000 per share, authorized 20,000 shares, 14,560 issued
      shares, 11,100 outstanding shares..............                146                   146
   Common Stock, Class B, non-voting, par value
   $0.01 per share, authorized  20,000 shares, 9,794
      issued shares and 7,794 outstanding shares.....                 98                    98
   Additional paid in capital........................          2,126,804             2,126,804
   Retained earnings.................................         17,094,486            13,830,368
   Stock subscriptions receivable....................            169,792)             (145,492)
   Treasury stock, at cost: Class A, 3,460 shares and
      Class B, 2,000 shares..........................         (1,769,230)           (1,769,230)
                                                            ------------          ------------
                     Total stockholders' equity......         17,282,512            14,042,694
                                                            ------------          ------------
                     Total liabilities & stockholders'
                      equity.........................       $132,439,355          $149,855,823
                                                            ============          ============


The accompanying notes are an integral part of these consolidated financial statements.





                             PHOENIX COLOR CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                    --------------------------------        -------------------------------


                                         1998             1999                   1998             1999
                                         ----             ----                   ----             ----
                                              (Unaudited)                               (Unaudited)


Net sales......................      $ 31,443,964     $ 36,266,441           $ 81,232,209     $105,431,215

Cost of sales..................        20,791,748       28,147,120             59,908,852       80,594,873
                                     ------------     ------------           ------------     ------------
         Gross profit..........        10,652,216        8,119,321             21,323,357       24,836,342

Operating expenses:

     Selling and marketing              1,443,113        1,136,243              4,126,775        4,154,236
     expenses..................

     General and administrative         4,132,896        4,111,612              9,289,870       12,473,080
     expenses..................
                                     ------------     ------------           ------------     ------------
Total operating expenses.......         5,576,009        5,247,855             13,416,645       16,627,316

Income from operations.........         5,076,207        2,871,466              7,906,712        8,209,026

Other expenses:

     Interest expense..........         1,371,398        3,282,271              3,380,205       11,843,928

     Other income..............          (148,637)         (27,027)              (291,247)          (8,104)
                                     ------------     ------------           ------------     ------------
Income (loss) before income taxes       3,853,446         (383,778)             4,817,754       (3,626,798)

Income tax (expense) benefit...         2,146,015          (38,125)             2,585,317         (362,680)
                                     ------------     ------------           ------------     ------------
Net Income (loss)..............      $  1,707,431     $   (345,653)          $  2,232,437     $ (3,264,118)
                                     ============     ============           ============     ============




The accompanying notes are an integral part of these consolidated financial statements.






                             PHOENIX COLOR CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                                 (Unaudited)

                                                                            1998              1999
                                                                            ----              ----
Operating activities:
                                                                       $  2,232,437      $ (3,264,118)
Net Income (loss).................................................

Adjustments   to  reconcile  net  income  to  net  cash  provided
 by operating activities:
        Depreciation and amortization of property, plant and              5,314,268         9,182,507
        equipment.................................................
        Amortization of goodwill..................................        1,592,644         2,177,918
        Amortization of deferred financing costs and other........          210,000         1,499,971
        Provision for uncollectible accounts......................          100,000           150,000
        Loss (Gain) on disposal of assets.........................          (47,962)          206,373

Increase (decrease) in cash resulting from changes in assets and liabilities:
        Accounts receivable.......................................          615,446        (5,626,457)
        Inventory.................................................           62,901          (433,671)
        Prepaid expenses and other assets.........................       (2,189,550)        1,232,828
        Accounts payable..........................................        1,819,784        (2,663,859)
        Accrued expenses..........................................        1,659,775         1,048,637
        Income tax refund receivable..............................          131,932          (468,723)
                                                                       ------------      ------------
               Net cash provided by operating activities..........       11,501,675         3,041,406
                                                                       ------------      ------------

Investing activities:
        Proceeds from sale of equipment...........................          629,626           881,691
        Capital expenditures......................................       (6,866,019)      (12,908,884)
        Increase in equipment deposits............................         (737,301)               --
        Purchases of businesses, net of cash acquired.............               --       (17,617,055)
                                                                       ------------      ------------
               Net cash used in investing activities..............       (6,973,694)      (29,644,248)
                                                                       ------------      ------------
Financing activities:
        Proceeds from issuance of senior subordinated notes.......               --       105,000,000
        Net repayment on revolving line of credit.................       (4,469,995)       (3,056,062)
        Proceeds from long term borrowings........................       14,501,680                --
        Principal payments on long term borrowings................      (10,756,525)      (78,180,014)
        Principal payments on capital lease obligations...........       (2,894,774)       (7,653,925)
        Debt financing costs......................................       (1,055,000)       (4,135,123)
        Payment of stock subscription.............................           92,652            24,300
                                                                       ------------      ------------
               Net cash (used in) provided by financing activities       (4,581,962)       11,999,176
                                                                       ------------      ------------
               Net increase (decrease) in cash....................          (53,981)      (14,603,666)

Cash and cash equivalents at beginning of period..................        1,044,966        14,834,035
                                                                       ------------      ------------
Cash and cash equivalents at end of period........................     $    990,985      $    230,369
                                                                       ============      ============
Non-cash investing and financing activities:
               Equipment included in accounts payable.............     $ 27,498,029      $  1,550,440
                                                                       ============      ============


The accompanying notes are an integral part of these consolidated financial statements.





                             PHOENIX COLOR CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation.

        The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations for the three and nine-month periods ended September 30, 1999 and 1998. The interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1998, included in the Company's Registration Statement, on Form S-4, SEC File No. 333-50995, declared effective on May 13, 1999.

2. Inventory.

     Inventory consists of the following:

                                      December 31, 1998       September 30, 1999
                                      -----------------       ------------------

        Raw materials...............       $3,031,744             $3,571,523

        Work in process.............          843,654              1,823,517
                                           ----------             ----------
                                           $3,875,398             $5,395,040
                                           ==========             ==========

3. Other Assets.

     Other assets at December 31, 1998 and September 30, 1999 include equipment deposits of $9,786,031 and $1,624,017, respectively.


4. Accrued Expenses.

     Accrued expenses at December 31, 1998 and September 30, 1999 include accrued interest expense of $343,250 and $1,883,774, respectively.


5. Acquisitions.

     On January 4, 1999, the Company acquired all of the issued and outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City") and certain assets of Viking Leasing Partnership, a related party of Mid-City, for $10.8 million in cash and the assumption of $1.7 million of indebtedness. Mid-City, located in Lake Forest, Illinois, supplies book components primarily to the elementary and high school textbook segment of the book publishing market. Mid-City was merged into the Company and does not exist as a subsidiary. On February 12, 1999, the Company acquired all of the issued and outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix") for $6.8 million in cash and the assumption of $500,000 of indebtedness. TechniGraphix, located in Dulles, Virginia, is a producer of print-on-demand books. These transactions have been accounted for as purchase business combinations.
     The   following   unaudited  pro  forma   information   sets  forth  the
consolidated results of operations of the Company for the nine month periods ended September 30, 1998 and 1999 had the acquisitions of Mid-City and TechniGraphix occurred on January 1, 1998. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the combination had been in effect on January 1, 1998. In addition, this information does not purport to be indicative of future results of operations of the consolidated entities.
                                                    1998          1999
                                                    ----          ----
        Net sales...........................    $97,491,000   $106,000,000

        Net income (loss)...................    $ 3,297,000   $ (3,996,000)


6. Notes Payable.

     On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities and Exchange Commission. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Net proceeds of approximately $101.0 million from the Senior Subordinated Notes were used to repay substantially all outstanding short-term and long-term debt and capital leases existing at December 31, 1998, to fund the acquisition of TechniGraphix (see Note 5) and for working capital requirements. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. During March 1999, in connection with the issuance of the Senior Subordinated Notes, approximately $1,140,000 of deferred financing costs incurred in connection with a 1998 financing was written off. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and require the Company to maintain certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain certain defined coverage ratios. The Company was not in compliance with its interest coverage ratio contained in the Senior Credit Facility for the compliance period ending September 30, 1999. The Company has obtained a waiver from its lending bank for its noncompliance with respect to this covenant for that period.
     On May 13, 1999, the Company's Registration Statement covering an exchange offer for the Senior Subordinated Notes was declared effective by the Securities and Exchange Commission. The Company has, pursuant to the Registration Statement, completed the exchange of new registered 10 3/8% Senior Subordinated Notes for the original notes. The new notes are similar to the original notes in all material respects.

7. Income Taxes.

     The effective income tax rate for the nine month period ended September 30, 1999 of 10.0% differed from the 1998 year end rate of 66.1% primarily due to the loss for the first nine months of 1999 offset by the increase in the impact of non-deductible goodwill amortization resulting from the acquisitions (see
Note 5) in the first quarter of 1999.


8. Commitments and Contingencies.

     The Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain pre-press equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1998, the Company removed the portion of the equipment actually received, and is seeking recovery of approximately $2.0 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet received. As of December 31, 1998 and September 30, 1999, the Company has included in other non-current assets a receivable from Krause of approximately $1.6 million. Krause has recently counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company intends to vigorously pursue its claims against Krause and contest Krause's counterclaims. If Krause were nevertheless to prevail, the Company may be required to pay Krause's actual lost profit on the equipment. While such lost profit is not presently determinable, the amount the Company might be required to pay if Krause prevailed would in no event exceed the unpaid balance of the purchase price, claimed by Krause to be $1.5 million and by the Company to be $1.2 million. Also, in that event, if the Company were to attempt to resell the equipment in its possession, assuming a market existed, and the price received from such resale were less than the price it had paid Krause, the Company would incur a loss.
     The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

9. Guarantor Subsidiaries.

     The following summary sets forth the information regarding the Company and its subsidiaries as of December 31, 1998 and September 30, 1999 and for each of the nine months in the periods ended September 30, 1998 and 1999:


                                      Phoenix        PCC         Techni-       Phoenix
                                       Color       Express,     Graphix,        (MD)
                                       Corp.         Inc.         Inc.       Realty, LLC   Eliminations      Total
                                       -----         ----         ----       -----------   ------------      -----

 Balance Sheet information:
   September 30, 1999 (Unaudited)
    Current assets...........      $ 31,503,674   $   14,305   $ 1,425,974    $       --   $(2,310,836)   $ 30,633,117
    Noncurrent assets........       118,744,168      272,698     7,010,840     2,038,789    (8,843,789)    119,222,706
    Current liabilities......        26,395,419      643,967     3,173,405            --    (2,300,562)     27,912,229
    Noncurrent liabilities...       107,804,048           --        96,852            --            --     107,900,900


   December 31, 1998 (Audited)
    Current assets...........      $ 38,030,305   $   14,036   $        --    $       --   $  (780,892)   $ 37,263,449
    Noncurrent assets........        94,837,998      342,908            --     2,038,789    (2,043,789)     95,175,906
    Current liabilities......        17,071,415      787,147            --            --      (755,145)     17,103,417
    Noncurrent liabilities...        98,053,426           --            --            --            --      98,053,426

Statement of operations
information:
   September 30, 1999 (Unaudited)
    Sales ...................      $101,214,184   $  744,340   $ 4,217,031    $       --   $  (744,340)   $105,431,215
    Gross profit (loss)......        24,736,709       75,992      (188,733)           --      (165,092)     24,836,342
    Income (loss) from operations..   9,297,395       73,240    (1,161,609)           --            --       8,209,026
    Net (loss) income........        (1,703,912)      73,240    (1,633,446)           --            --      (3,264,118)



   September 30, 1998 (Unaudited)
    Sales....................      $ 81,232,209   $  689,945   $        --    $       --   $  (689,945)   $ 81,232,209
    Gross profit (loss)......        21,139,280     (141,129)           --            --       325,206       21,32,357
    Income (loss) from operations..   8,061,030     (154,318)           --            --            --       7,906,712
    Net (loss) income........         2,386,755     (154,318)           --            --            --       2,232,437








Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
     The statements in this report that relate to future plans, expectations, events or performance, or which use forward-looking terminology such as "estimate" or "anticipate", contain forward-looking information. Actual results, events or performance may differ materially from such forward-looking statements, due to a variety of factors, including the risk factors and other information presented in the Company's Registration Statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") File No. 333-50995, and which became effective on May 13, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                    Three Months Ended September 30,      Nine Months Ended September 30,

                                     1999     %      1998     %            1999      %     1998      %
                                     ----    ---     ----    ---           ----     ---    ----     ---

Sales..........................      $36.3   100.0   $31.4   100.0        $105.4   100.0   $81.2   100.0

Cost of sales..................       28.2    77.6    20.8    66.2          80.6    76.4    59.9    73.8
                                     -----   -----   -----   -----        ------   -----   -----   -----
Gross profit...................        8.1    22.4    10.6    33.8          24.8    23.6    21.3    26.2

Operating expenses.............        5.2    14.5     5.5    17.5          16.6    15.8    13.4    16.5
                                     -----   -----   -----   -----        ------   -----   -----   -----
Income from operations.........        2.9     7.9     5.1    16.3           8.2     7.8     7.9     9.7

Interest.......................        3.3     9.1     1.4     4.5          11.8    11.2     3.4     4.2

Other (Income) expense.........         -      0.1    (0.1)   (0.3)           -       -     (0.3)   (0.4)
                                     -----   -----   -----   -----        ------   -----   -----   -----
Income (loss) before income taxes     (0.4)   (1.1)    3.8    12.1          (3.6)   (3.4)    4.8     5.9

Income tax provision...........       (0.1)   (0.1)    2.1     6.7          (0.4)   (0.3)    2.6      .2
                                     -----   -----   -----   -----        ------   -----   -----   -----
Net income (loss)..............      $(0.3)   (1.0)  $ 1.7     5.4        $ (3.2)   (3.1)   $2.2     2.7
                                     =====   =====   =====   =====        ======   =====   =====   =====

Three Months Ended September 30, 1999 and 1998
     Net sales  increased  $4.9 million,  or 15.6%,  to $36.3 million for the quarter ended September 30, 1999, from $31.4 million for the same period in 1998. The increase was a result of higher unit volume, additional sales from the two new book manufacturing divisions amounting to $3.1 million, and sales from the February acquisition of TechniGraphix, Inc. ("TechniGraphix") amounting to $1.8 million. The new book manufacturing divisions were formed by the Company in September 1998 in New Jersey and in July 1999 in Maryland. For comparison purposes, if the Company's net sales for the third quarter of 1998 had included companies acquired in 1999, third quarter net sales for 1999 would have shown a decrease of $.06 million, or 1.6%, to $36.3 million from $36.9 million.
     Gross profit for the quarter ended September 30, 1999 decreased $2.5 million, or 23.6%, to $8.1 million from $10.6 million for the same period in 1996, decreasing the gross profit margin to 22.4% from 33.8% over the same period. This decrease resulted from increased costs primarily associated with start up costs of approximately $1.0 million attributable to the new book manufacturing facility in Maryland and other manufacturing overhead costs. The increase in manufacturing overhead costs were due principally to increases in depreciation.
     Operating expenses decreased $0.3 million, or 5.5%, to $5.2 million for the quarter ended September 30, 1999, from $5.5 million for the same period in 1998. Operating expenses decreased as a percent of net sales to 14.5% for the quarter ended September 30, 1999 from 17.5% for the same period in 1998. The percentage decrease was primarily attributable to sales increasing by 15.6% and operating expenses decreasing by 5.8% Net freight costs contributed to the income of the Company, but were offset by increases in selling, general and administrative expenses.
     Interest expense increased $1.9 million, or 135.7%, to $3.3 million for the quarter ended September 30, 1999, from $1.4 million for the same period in 1998. The increase was primarily attributable to higher interest expense incurred as a result of the Company's $105 million Senior Subordinated Notes offering consummated on February 2, 1999.
     For the quarter ended September 30, 1999 the Company realized a gain on disposition of equipment of $27,000 compared with a gain of $149,000 for the same period in 1998.
     The Company's effective tax rate, on an annualized basis, for the quarter ended September 30, 1999 was 10.0% compared to 46.0% for the same period in 1998. The decrease was primarily attributable to the difference in taxable income or loss and the proportion of non-deductible goodwill expense to pretax income or loss.
     Net income (loss) decreased $2.0 million to a loss of $346,000 for the quarter ended September 30, 1999 from net income of $1.7 million for the same period in 1998. The change in net income (loss) was due to the factors described above.

Nine Months Ended September 30, 1999 and 1998
     Net sales increased $24.2 million, or 29.8%, to $105.4 million for the nine months ended September 30, 1999, from $81.2 million for the same period in 1998. The increase was a result of higher unit volume, additional sales from the January acquisition of Mid-City Lithographers, Inc. ("Mid-City"), sales from the two new book manufacturing divisions amounting to $7.5 million, and sales from the February acquisition of TechniGraphix amounting to $4.2 million. For comparison purposes, if the Company's net sales for the nine months ended September 30, 1998 had included companies acquired in 1999, net sales for the nine months ended September 30, 1999 would have shown an increase of $8.5 million, or 8.7%, to $106.0 million from $97.5 million.
     Gross profit for the nine months ended September 30, 1999 increased $3.5 million, or 16.4%, to $24.8 million from $21.3 million for the same period of 1998, decreasing the gross profit margin to 23.6% from 26.2% over the same period. This decrease resulted from increased costs primarily associated with start up costs of approximately $1.0 million attributable to the new book manufacturing facility in Maryland and other manufacturing overhead costs, which were partially offset by reduced costs of material consumed and direct labor as a percent of sales. The increase in manufacturing overhead costs were due principally to increases in depreciation. In the comparable period in 1998, the Company incurred unusual costs associated with the closing of its Connecticut facility and the relocation of its Massachusetts facility from Hingham to Taunton.
     Operating expenses increased $3.2 million, or 23.9%, to $16.6 million for the nine months ended September 30, 1999, from $13.4 million for the same period in 1998. Operating expenses decreased as a percent of net sales to 15.8% for the nine months ended September 30, 1999 from 16.5% for the same period in 1998. The percentage decrease was primarily attributable to reduced freight costs and lower increases in overhead costs in relation to sales increases.
     Interest expense increased $8.4 million to $11.8 million for the nine months ended September 30, 1999, from $3.4 million for the same period in 1998. The increase was primarily attributable to a one-time charge associated with the write off of deferred financing costs of $1.1 million and prepayment premiums of $1.6 million incurred in connection with the early repayment of equipment debt, together with higher interest expense incurred as a result of the Company's $105 million Senior Subordinated Note offering consummated on February 2, 1999.
     The Company's effective tax rate, on an annualized basis, for the nine months ended September 30, 1999 was 10.0% compared to 46.0% for the same period in 1998. The decrease was primarily attributable to the difference in taxable income or loss and the proportion of non-deductible goodwill expense to pretax income or loss.
     Net income (loss) decreased $5.4 million to a loss of $3.2 million for the nine months ended September 30, 1999 from net income of $2.2 million for the same period in 1998. The change in net income (loss) was due to the factors described above.

Liquidity and Capital Resources
     On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes. Net proceeds of approximately $101.0 million were used to repay existing indebtedness, including its then outstanding borrowings under its revolving senior credit facility.
     The Company entered into a three-year $20.0 million revolving senior credit facility ("Senior Credit Facility") with First Union National Bank in September 1998. The Senior Credit Facility is collateralized by substantially all of the Company's assets and refinanced the Company's prior revolving senior indebtedness. As of September 30, 1999, the interest rate on borrowings under the Senior Credit Facility was 9.75%. The Company was not in compliance with its interest coverage ratio contained in the Senior Credit Facility for the compliance period ending September 30, 1999. The Company has obtained a waiver from its lending bank for its noncompliance with respect to this covenant for that period. In addition to the Senior Credit Facility, the Company has available to it approved credit facilities with various financial institutions to finance, at the election of the Company, the purchase of equipment.
     In connection with the acquisitions of Med-City and TechniGraphix in the first quarter of 1999, the Company assumed various equipment operating leases. Rental expense related to such leases was approximately $1.9 million and $405,000 for the nine month periods ended September 30, 1999 and 1998, respectively.
     Cash flow during the first nine months of 1999 was a net use of cash of approximately $14.6 million. Net cash flows from operating activities provided $3.0 million which consisted of depreciation and amortization charges of $12.9 million offset by a net loss of $3.3 million and net uses of working capital of $6.6 million. Net cash flows from investing activities used $29.6 million, which primarily related to the acquisition of Mid-City and TechniGraphix for an aggregate cash price of $17.6 million and capital and equipment expenditures of approximately $12.9 million. Net cash provided by financing activities of $12.0 million includes the $105.0 million of proceeds from the issuance of the Senior Subordinated Notes, offset by the related $4.1 million in financing costs, which was used to repay the previously outstanding debt and capital leases.
     Working capital as of September 30, 1999 was $2.7 million, which represents a $17.5 million decrease from working capital of $20.2 million at December 31, 1998. This decrease was primarily the result of continued investment in equipment and the use of cash in the acquisitions of Mid-City and TechniGraphix.
     The Company's capital expenditures for 1999 are currently estimated to total approximately $15.9 million, allocated primarily for the completion of the paperback book manufacturing facility in Hagerstown, Maryland. Of this amount, $12.9 million has been expended during the nine months ended September 30, 1999.
     The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and capital and operating leases. The Company believes that funds generated from operations, together with existing cash and available credit under the Senior Credit Facility ($10.4 million as of September 30, 1999) will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth over the next twelve months.
     If the Company were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. The Company has no current commitments or agreements with respect to any acquisitions.

Year 2000 Compliance
     The Company's digital communications and information network has been continually upgraded with the newest equipment available, all of which, the Company has been informed by the manufacturers, is Year 2000 compliant. The Company's information systems consist of local and wide area networks, and the Company's file servers use the most recent versions of Novell and Microsoft NT software, which are represented by the manufacturers to be Year 2000 compliant. In 1998, the Company rewrote all of its information system programs, including its manufacturing and financial software, in conjunction with a company-wide systems upgrade and, as a result, believes that all of its internal Year 2000 issues have been addressed. Incidental to such upgrade were measures taken to insure that the new software would be Year 2000 compliant, but no separate costs were assigned to such Year 2000 compliance aspects and, if such costs could be measured, they would not be material.
     The Company uses modern, highly sophisticated computer imaging and image management equipment in its pre-press department, state-of-the-art printing presses, finishing equipment, foil stamping and other postpress equipment. As part of its Year 2000 compliance program, and in order to minimize potential disruptions caused by the Year 2000, the Company investigated Year 2000 compliance by its suppliers, including the manufacturers of such equipment. The Company has inquired of these suppliers, through publicly available information and direct correspondence, as to the status of their Year 2000 compliance, including any potential for disruption caused by embedded chips used in such equipment. Based on the responses received, the Company believes that it will not experience a disruption in its manufacturing processes from equipment currently owned. The Company is substantially complete in its independent verification of Company's system compliance with respect to Year 2000 issues.
     The Company also requested information from its major suppliers of consumable products used in manufacturing, including paper, ink, and finishing materials, as to their ability to deliver product without interruption. These suppliers have indicated they do not anticipate any Year 2000 disruption in the delivery of product. The Company has no control over the suppliers and services used by third parties with which it interfaces, and accordingly, there can be no assurance that all key business partners will successfully resolve their Year 2000 compliance issues.
     Based on the actions taken with respect to internal systems, and responses received from vendors, management does not reasonably anticipate that the Company will be subject to a material disruption in its information systems, or in its ability to manufacture products or receive necessary raw materials from vendors due to computer calendaring and date change problems associated with the Year 2000. The Company is continuing to monitor all aspects of its communication and information systems, and does not foresee that any material costs will be incurred to continue its evaluation or to take any additional remedial action, should any such additional action be indicated.
     If, despite measures taken by the Company, a Year 2000 malfunction should result in an interruption of operations at one or more Company facilities, the Company has contingency plans to shift production operations on an interim basis to its other facilities. Also, the Company's principal suppliers generally maintain, at public warehouses, a 30-day inventory of raw materials usually purchased from them by the Company. In the event Year 2000 problems were to interrupt supply operations, the Company could, in the first instance, access such inventories through the use of the suppliers' trucks or the Company's own trucks. Additionally, if a principal supplier were unable to function because of a Year 2000 interruption, the Company could purchase raw materials from a number of alternate suppliers.
     Although the Company has taken what it believes is prudent action to eliminate disruption which may be caused by the Year 2000, there can be no assurance that the Company will not be affected by dislocations caused by the Year 2000. It is possible that issues arising out of the Year 2000 problem could result in interruption in the Company's business, loss of customers or payments to vendors and personnel, and claims for damages. Any or all of these events could result in a material adverse effect on the Company's business, financial conditions and results of operations. Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company's principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the Company's short-term debt would not be material to the net income (loss), cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

                                 PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
     As indicated in the Registration Statement, the Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain pre-press equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1998, the Company removed the portion of the equipment actually received, and is seeking recovery of the approximately $2.0 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet received. As of December 31, 1998 and June 30, 1999, the Company has included in other non-current assets a receivable from Krause of approximately $1.6 million. Krause has recently counter claimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company intends to vigorously pursue its claims against Krause and contest Krause's counterclaims. If Krause were nevertheless to prevail, the Company may be required to pay Krause's actual lost profit on the equipment. While such lost profit is not presently determinable, the amount the Company might be required to pay if Krause prevailed would in no event exceed the unpaid balance of the purchase price, claimed by Krause to be $1.5 million and by the Company to be $1.2 million. Also, in that event, if the Company were to attempt to resell the equipment in its possession, assuming a market existed, and the price received from such resale were less than the price it had paid Krause, the Company would incur a loss.
     The Company is not a party to any legal proceedings, other than claims previously disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, and claims arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Item 2. Change in Securities and Use of Proceeds.
        Not Applicable.
Item 3. Defaults upon Senior Securities.
        The Company was not in compliance with its interest coverage ratio contained in the Senior Credit Facility for the compliance period ending September 30, 1999. The Company has obtained a waiver from its lending bank for its noncompliance with respect to this covenant for that period. Item 4. Submission of Matters to a Vote of Security Holders.
        None.
Item 5. Other Information.
        None.
Item 6. Exhibits and Reports on Form 8-K.
        (a)  Exhibits.
        The Company hereby incorporates by reference, in accordance with Rule12b-32 of the S EC, all of the exhibits filed with the Company's Registration Statement, File No. 333-50995, effective on May 13, 1999, which exhibits are designated in the following list:


Exhibit Number                     Description


2.1       Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
          Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing
          Partnership (schedules and exhibits omitted)
2.2       Acquisition  Agreement  dated as of  February 3, 1999 among the
          Company, TechniGraphix,  Inc., Debra A. Barry and Jack L. Tiner
          (schedules and exhibits omitted)
2.3       Stock  Purchase  Agreement  dated as of December 27, 1995 among the  Company  and  various  stockholders  of New  England  Book
          Holding Corporation
2.4       Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix
          Merger Corp. (Delaware)
3.1       Certificate of Incorporation of the Company
3.2       By-Laws of the Company
4.1       Note Purchase Agreement dated January 28, 1999 among the Company, the
          Guarantors and the Initial Purchasers
4.2       Indenture dated as of February 2, 1999 among the Company, the Guarantors and
          Chase Manhattan Trust Company, National Association, Trustee
4.3       Registration Rights Agreement dated as of February 2, 1999 among the Company, the Guarantors and the Initial Purchasers
4.4       Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)
4.5       Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)
4.6       Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)
4.7       Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)
5.1       Opinion letter of Bresler Goodman & Unterman,
10.1      LLP Employment Agreement dated as of February 12, 1999 between the Company and
          Jack L. Tiner
10.2      Employment Agreement dated as of January 4, 1999 between the Company and Carl
          E. Carlson
10.3      Non-Competition Agreement dated as of January 4, 1999 between the Company and
          Wayne L. Sorensen
10.4      Credit Agreement dated as of September 15, 1998 among the Company, the
          Guarantors and First Union National Bank as Agent, as Issuer and as Lender
          (schedules omitted)
10.5      Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors
10.6      Master Security Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Collateral Agent (schedules omitted)

(b) Reports on Form 8-K.
    No report on Form 8-K was filed during the period reported upon.






                                          SIGNATURES


Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE:   November 13, 1999

                               PHOENIX COLOR CORP.
                                            (Registrant)


                                            By:    /s/ Louis LaSorsa
                                                   Louis LaSorsa, Chairman
                                                   and Chief Executive Officer



                                            By:    /s/ Edward Lieberman
                                                   Edward Lieberman
                                                   Chief Financial Officer
                                                   and Chief Accounting Officer