Form 10-K
period 1999-12-31
PHOENIX COLOR CORP
filed 2000-03-29
CIK 1060279

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended                   333-50995
           December 31, 1999                       Commission File Number

                               PHOENIX COLOR CORP.

             (Exact name of registrant as specified in its charter)

            Delaware                                   22-2269911
           (State of                        (I.R.S. Employer Identification No.)
          incorporation)

       540 Western Maryland Parkway
       Hagerstown, Maryland                                21740
       (Address of principal executive offices)          (Zip Code)

                                 (301) 733-0018

               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act
                                 Not Applicable

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --  --

     As of December 31, 1999, the Registrant had no capital stock or other securities registered under the Securities Exchange Act of 1934, as amended.

     As of March 15, 2000, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                       Documents Incorporated by Reference

         None


                                Table of Contents

  Item No.                        Name of Item                          Page No.

Part I
  Item 1.    Business.....................................................  1
  Item 2.    Properties...................................................  8
  Item 3.    Legal Proceedings............................................  8
  Item 4.    Submission of Matters to a Vote of Security Holders..........  9

Part II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters........................................  9
  Item 6.    Selected Consolidated Financial Data......................... 10
  Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 12
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk... 16
  Item 8.    Financial Statements and Supplementary Data.................. 16
  Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................ 16

Part III
  Item 10.   Directors and Executive Officers of the Registrant........... 17
  Item 11.   Executive Compensation....................................... 19
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................. 19
  Item 13.   Certain Relationships and Related Transactions............... 20

Part IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K................................................... 22


                                     PART I

ITEM 1.  BUSINESS

Overview

     Phoenix Color Corp. (the "Company" or "Phoenix Color") manufactures books and book components, which include book jackets, paperback covers, pre-printed case covers for hardcover books, illustrations, endpapers and inserts. The Company generates revenues primarily through the sale of book components to book publishers. The manufacture of book components requires high-quality, intricate work and specialized equipment, materials and finishes. Book publishers generally design book components to enhance the sales appeal of the books. As a result, many leading publishers rely on specialty printers such as Phoenix Color to supply high quality book components. The Company also produces book components for its book manufacturing operations, which print thin books, paperback books and print-on-demand books.

         In developing and growing our business, we have emphasized:

          o Technologically advanced prepress and manufacturing equipment and efficient production techniques;

          o Computer managed information systems that link all of our facilities and customers and furnishes real time operating data;

          o Fast turnaround times made possible by our state-of-the-art manufacturing equipment, the strategic location of our five plants near major delivery points and the use of our own delivery trucks;

          o Long-term relationships with suppliers of important raw materials such as paper, laminating film and ink; and

          o    Highly motivated and trained sales personnel.


History

     Phoenix Color was founded in 1979 by a group of fifteen printing industry veterans, including Louis LaSorsa, its Chairman, President and Chief Executive Officer. Initially, the Company focused on supplying book components for the higher education and professional reference markets. Then, in 1998, the Company increased its services to include book components for the general interest, religious and other markets of the book publishing industry, thin book and paperback book manufacturing and on-demand printing. Early operations were conducted in a single production facility in Long Island City, New York. In 1993, the Company moved the major portion of its business to Hagerstown, Maryland. We currently operate a total of five plants in the States of Maryland and New Jersey and in the Commonwealth of Massachusetts.

     The Company was incorporated in the State of New York in 1979 and reincorporated by merger in the State of Delaware in 1996. The Company's headquarters are at 540 Western Maryland Parkway, Hagerstown, Maryland 21740 and its telephone number is (301) 733-0018.

Acquisitions

     On January 4, 1999, the Company acquired Mid-City Lithographers, Inc., a specialty book component printer that was located in Lake Forest, Illinois, for a total purchase price of $12.5 million. During the fourth quarter of 1999, the Company decided to relocate the Mid-City facility to Hagerstown, Maryland and completed the relocation in December 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Mid-City sold book components primarily to the elementary and high school textbook publishing market, a market in which the Company had only a minor presence. As a result of the acquisition, the Company currently serves the elementary and high school textbook publishing market which tends to be more active during the first half of the year. The other markets served by Phoenix Color tend to be more active during the second half of the year.

     On February 12, 1999, the Company acquired TechniGraphix, Inc., a producer of print-on-demand books that was located in Sterling, Virginia, for a total purchase price of $7.3 million. During the fourth quarter of 1999, the Company decided to relocate the TechniGraphix facility to Hagerstown, Maryland and completed the relocation in January 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The primary benefit of the acquisition was to provide the Company access to expertise in the use of high-speed digital printing equipment to reproduce book text, on demand, directly from digitally stored files. On-demand printing technology is suitable and cost-effective for small production runs. With on-demand printing, a publisher's titles need never be considered out-of-print.

Manufacturing Operations and Technology

         Order Processing.

     Customer orders are received at the Company's various plant locations by physical delivery or electronic file transfer. Once entered into the Company's order processing system, a customer order is monitored on a real-time basis throughout the entire manufacturing process. At the time orders are entered, management allocates work orders among the Company's plants through the Company's data network in order to maximize plant efficiency and minimize operating cost.

     In order to limit the costs associated with maintaining inventory, many book publishers have instituted inventory controls that limit the amount of inventory held by them. As a result, specialty printers, such as the Company, are under increasing pressure to process orders quickly and efficiently. By investing in upgrades to the Company's printing equipment, digital communications and information network, the Company has been able to respond successfully to its clients' increasing demands. Further, the Company's printing facilities operate on a 24-hour basis, seven days a week. As an additional service, the Company provides real-time job status information to its customers over the Internet.

         Digital Prepress Services.

     The Company provides a complete range of prepress services, including color separations, high speed imaging, assembly, electronic retouching, archiving, digital file transfer, color-accurate digital proofing and computer generated platemaking. The Company's prepress services are available at each of its plants, and are linked through a high speed telecommunications network. The Company does not rely on any subcontractors for its prepress needs.

         Printing and Finishing Services.

     The Company manufactures book components, thin books, paperback books and print-on-demand books. The Company manufactures book components by using 29 modern high-speed, sheet-feed offset lithographic printing presses capable of printing up to eight colors in a single pass, some of which can print both sides of the sheet at the same time, and some with inline coaters. The Company protects manufactured book components by applying an ultraviolet liquid coating or laminating different types of film such as polypropelene and mylar. In connection with the manufacture of book components, the Company also offers a complete array of in-house services, including foil stamping, selected and overall embossing, selected and overall liquid coatings and die cutting.

     The Company produces thin books in its manufacturing plant in New Jersey which has two presses capable of printing up to ten colors on a single side or five colors on each side during a single pass. These presses employ roll stand technology which sheets the paper as it enters the press, thereby eliminating the need to sheet paper off line and continually add paper to the feeder system of the press. In connection with the manufacture of thin books, the Company offers several varieties of binding styles including, smythe sewn, side sewn and thread seal for hard cover books in addition to gluing for both hard cover and soft cover books.

     The Company prints paperback books in its manufacturing plant in Maryland which has two single color web presses. The Company's workflow for the production of paperback books is completely digital. In connection with the manufacture of paperback books, the Company offers perfect binding and saddle wire binding.

     The Company assembles print-on-demand books at a print facility in Hagerstown, Maryland that has six sheet-feed digital presses and three web-feed digital presses. The sheet-feed presses employ roll stand technology. The Company provides on-demand printing which permits it to print book text at high speed on digital presses directly from digitally stored files and permits it to produce books and other documents with variable data. Such on-demand printing technology is suitable and cost-effective for smaller production runs. With on-demand printing, a publication need never be considered out-of-print. In connection with the manufacture of print-on-demand books, the Company is capable of producing a variety of finishing styles including saddle wire binding, perfect binding, spiral wire and plastic binding, and hard cover flat back binding.

         Distribution and Logistics.

     The Company operates its own tractor-trailers to deliver a majority of its products. This enables the Company to reduce transportation costs and to save one or more days of delivery time in fulfilling customer requirements. The tractor-trailers are also used to distribute raw materials among the Company's manufacturing plants.

         Technology.

     The Company continues to invest in new technology to ensure modern highly efficient production capabilities. Quality and efficiency in conventional printing is augmented by computer-to-plate technology, which permits the creation of a printing plate directly from a digital file and eliminates the use of negative film. The Company uses computer-to-plate technology on new jobs, and maintains traditional platemaking equipment primarily for reorders of older jobs originally produced using negative film. The Company archives negative film and digital files to facilitate reorders.

     Before printing, the Company provides its customer a proof of the job which must be approved by the customer. The Company has developed the Phoenix Colornet(R) system, a proprietary system that permits the electronic transfer of digital files within the Company's facilities and to its customers who have been provided with the Phoenix Colornet(R) system. Further, the Phoenix Colornet(R) system provides more reliable, consistently color-accurate, digital proofs. Virtually all of the Company's proofs are generated digitally through its Phoenix Colornet(R) system. The Company may also transfer files by mechanical transfer or through use of the Internet, in various formats, including PDF, HTML and FTP, among others.

Raw Materials, Purchasing and Inventory

     The Company uses substantial quantities of paper, ink, laminating film, foil and other materials in its operations. Management generally favors "single sourcing" of its various raw materials purchases, believing that establishing strong commercial relationships with a relatively small number of suppliers enables the Company to negotiate favorable prices and to maintain reliable supplies of such materials. Nevertheless, the Company is not party to any long-term supply agreements, is not dependent on any single source for its raw materials and believes it could replace any individual supplier without disruption to its business.

     The Company generally obtains annual pricing commitments from its suppliers, but such commitments are not legally binding. Nevertheless, historically, the Company's vendors have complied with commitments made to the Company. In the event of material price increases by vendors, the Company may pass such increases through to its customers.

     The Company uses centralized purchasing and storage for book components at the Hagerstown, Maryland plants in order to control raw material costs. Further, the Company purchases paper in large rolls and converts the paper, using its own computerized sheeter, into sheets in the sizes required by its presses. By converting in excess of 30 million pounds of paper in-house annually, the Company is able to reduce paper costs, avoid delays in obtaining properly sized sheets and minimize the need to maintain an inventory of specific sheet paper sizes.

Markets

     The Company sells book components, thin books, paperback books and print-on-demand books to publishers in all segments of the book publishing market. Various segments of the book publishing market may respond to different economic and other factors, and declines in one or more segments in a given year may be offset by improvements in other segments. Accordingly, management views the Company's sales to a broad range of book publishing market segments as a competitive strength.

     Sales of book components by the Company represented 86.9% of the Company's net sales in 1999 and almost 100% of net sales in 1998. Sales of book components for use in general interest books accounted for 37.5% and 44.9% of the Company's net sales in 1999 and 1998, respectively. Sales of book components to publishers of educational materials accounted for 24.1% and 14.9% of net sales in 1999 and 1998, respectively, and sales to publishers of business-related books accounted for 9.3% and 14.3% of net sales in 1999 and 1998, respectively. Sales of book components to all other book publishers, including juvenile, computer and religious, accounted for 29.1% and 25.9% of net sales in 1999 and 1998, respectively.

     The Company began selling thin books to publishers of juvenile books in the fourth quarter of 1998. The Company is continuing to expand its customer base in both juvenile and non-juvenile customers, and currently has 85 active customers providing repetitive business.

     The Company began to sell paperback books in July 1999. The sale of paperback books represented 1.4% of the Company's net sales in 1999. Currently, the Company primarily services the educational and juvenile segments of the book publishing market but will continue to expand its customer base to include other book publishers whose requirements the Company is capable of fulfilling. In 2000, the Company expects to lease two additional presses and an additional binding line, which will permit it to service other segments of the book publishing industry and permit it to manufacture hard cover books.

     In February 1999, the Company acquired TechniGraphix, Inc. As a result of this acquisition, sales of print-on-demand books for 1999 represented 4.2% of the Company's net sales. In addition to traditional book publishers such as McGraw-Hill and Prentice Hall, the Company serves customers such as Research Institute of America, Bureau of National Affairs, Cambridge Scientific Abstracts, The Petroleum Institute, and other not for profit organizations. The Company believes that digital print-on-demand will continue to expand as book publishers seek to enhance controls on inventories and to ensure titles do not go out of print.

Customers

     The Company has a base of over 200 active customers, including many of the leading publishing companies in the world. Among its largest customers are HarperCollins, Pearson Publishing, Simon & Schuster, Random House, Holtzbrink Publishers, McGraw-Hill, Time Warner, Thomson Learning, John Wiley & Sons, Microsoft, Houghton Mifflin, Oxford University Press, Walt Disney, Harcourt Brace and W.W. Norton, many of whom have been customers of the Company since its inception in 1979. Many of these customers have decentralized operations in which purchasing decisions are made by various divisions. HarperCollins Publishers and Simon & Schuster accounted for 14.9% and 14.7%, respectively, of the Company's net sales in 1998. Pearson Publishing and HarperCollins Publishers accounted for 11.8% and 11.3%, respectively, of the Company's net sales in 1999. Our ten largest customers accounted for approximately 69.4% of net sales in 1999.

Sales

     The Company has a direct sales force consisting of 40 sales representatives located in offices throughout the U.S. The Company expanded its sales force in 1999 by 25% and will continue to expand it to provide superior service to customers, to capture a greater share of the business from its existing publishing customers, and to identify and solicit new customers, including smaller regional publishers. The Company has established a new marketing department apart from its sales department to promote its services including participating in publishing industry trade shows.

     In this new electronic age, printing has become more technology driven. To remain competitive, the Company requires its new sales representatives to participate in a three-month manufacturing and sales orientation program, which includes spending at least two weeks at the Company's manufacturing plants. All sales personnel are required to participate annually in the

Company's continuing education program. Various programs by management are used to monitor goals for individual sales representatives.

Backlog

     The Company does not operate with any backlog. Both the Company and its customers share the same goal: processing orders on demand in the shortest possible time frame.

Competition

     The printing industry in general, and the printing and manufacture of books in particular, are extremely competitive. The Company faces competition from other specialty printers, as well as from such large commercial printing firms such as R.R. Donnelley Financial, Quebecor World and Banta Corporation, all of whom offer book components printing services within the context of their complete book manufacturing businesses, and all of whom have significantly larger revenues and assets than the Company. Competitive factors in the printing of book components and the manufacture of complete books include price, quality, speed of production and delivery, use of technology and the ability to service specialized customer needs on a consistent basis.

Employees

     As of December 31, 1999, the Company had 780 employees, of whom 13 were engaged in management, 60 in finance, administration and billing, 96 in sales, sales support and customer service, 14 in information systems and technological development, 13 in transportation and 584 in manufacturing. None of the employees are represented by unions, and the Company believes it has satisfactory relations with its workforce.

ITEM 2.  PROPERTIES

     The Company's corporate and administrative offices are located in one of its two adjacent manufacturing facilities in Hagerstown, Maryland. The Company also leases various regional sales offices. A summary of the location, size and nature of the principal facilities appears below:


                                                                                          Leased/Owned;        Square
Location                                       Use                                       Expiration Date       Footage
--------                                       ---                                     ------------------     --------
Hagerstown, MD ...........  Corporate offices; printing, prepress and finishing for      Owned                 114,000
                             book components
Hagerstown, MD ...........  Printing, prepress and finishing for book components         Owned                  86,000
Long Island City, NY .....  Prepress                                                     Leased; 12/31/06       54,000
Taunton, MA ..............  Printing, prepress and finishing for book components         Leased; 12/31/12       53,000
Rockaway, NJ .............  Printing, prepress and finishing for complete books          Leased; 3/31/08        90,000
Hagerstown, MD ...........  Printing, prepress and binding for complete books            Owned                 170,000



ITEM 3.  LEGAL PROCEEDINGS

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and is seeking recovery of the approximately $2.0 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet delivered. As of December 31, 1999, the Company has included in other non-current assets a receivable from Krause of approximately $2.0 million. Krause has counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company has vigorously prosecuted its claims against Krause. On January 27, 2000, the court granted summary judgement in favor of the Company with respect to the three machines previously delivered to the Company. Accordingly, the Court ordered that after the conclusion of the trial with respect to the machines not delivered to the Company, Krause will be required to refund approximately $1.1 million to the Company, subject to Krause's right to appeal.

     The Company has filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. As of March 15, 2000, the Company was in the early stages of discovery.

     The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for the Company's Class A Common Stock or Class B Common Stock or any of its other securities. As of March 15, 2000, there were eleven holders of record of the Class A Common Stock and two holders of record of the Class B Common Stock.

     The Company did not declare or pay any dividends on its capital stock in the past two years. The Company expects to retain future earnings, if any, to finance the growth and development of its business. Thus, the Company does not intend to declare or pay dividends on its capital stock for the foreseeable future. Further, each of the Company's senior credit facility and the indenture under which the Company has issued 10 3/8% Senior Subordinated Notes restricts the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Set forth below is selected consolidated financial information of the Company and its subsidiaries as of December 31, 1995, 1996, 1997, 1998 and 1999 and for the years then ended. The following financial data as of December 31, 1995, 1996, 1997, 1998 and 1999 and for each of the years then ended have been derived from the Company's Consolidated Financial Statements and related Notes thereto as of such dates and with respect to such periods, which Consolidated Financial Statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Such firm's report on the Company's Consolidated Financial Statements as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 is included in Item 8 of this Form 10-K. The selected consolidated financial information set forth below should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information contained elsewhere in this Form 10-K.

                                                                     Years Ended December 31,
                                                   --------------------------------------------------------
                                                     1995     1996(1)       1997        1998         1999
                                                   -------    -------     --------    --------     --------
                                                                      (dollars in thousands)
Statement of Operations Data:
Net sales ......................................   $60,907    $95,262     $104,794    $107,491     $141,338
Cost of sales ..................................    45,129     71,116       73,722      80,627      109,357
Gross profit ...................................    15,778     24,146       31,072      26,864       31,981
Operating expenses:
Selling and marketing expenses .................     3,036      6,089        5,881       6,278        5,688
General and administrative .....................     4,505      8,920       12,265      12,934       17,168
Impairment loss (2) ............................      --        1,268         --          --           --
Total operating expenses .......................     7,541     16,277       18,146      19,212       22,856
Income from operations .........................     8,237      7,869       12,926       7,652        9,125
Interest expense ...............................     1,827      4,937        4,484       5,076       14,939
Other (income) expense .........................        10       (241)          62        (460)          75
Income (loss) before income taxes: .............     6,400      3,173        8,380       3,036       (5,889)
Income tax (benefit) provision .................     2,690      1,807        3,898       2,008       (1,045)
Net income (loss) ..............................   $ 3,710    $ 1,366     $  4,482    $  1,028      ($4,844)


Balance Sheet Data (at year end):
Cash and cash equivalents ......................   $   370    $   158     $  1,045    $ 14,834     $    271
Total assets ...................................    50,038     76,113       84,993     132,440      151,505
Total debt (including capital lease obligations)    26,411     49,939       46,726      95,447      114,362
Total stockholders' equity .....................    10,154     11,610       16,154      17,283       12,471
Other Financial Data:
Depreciation and amortization expense ..........   $ 3,119    $ 8,389     $  9,142    $ 10,834     $ 17,174
Capital expenditures (3) .......................    17,841     11,052       15,131      48,168       17,871
EBITDA (4) .....................................    11,346     16,499       22,005      18,946       26,224
EBITDA margin (5) ..............................     18.6%      17.3%        21.0%       17.6%        18.6%
Ratio of earnings to fixed charges (6) .........      4.2x       1.6x         2.7x        1.5x         0.6x



(1)  On  February  1, 1996,  the  Company  acquired  New  England  Book  Holding
     Corporation ("NEBC"). See Note 7 of Notes to Consolidated Financial Statements.

(2) Reflects the write-down of real estate assets held for sale to their estimated net realizable value.

(3)  Includes  property  and  equipment  financed  through  notes,  deposits and
     capital  leases.   See  Consolidated   Statements  of  Cash  Flows  in  the
     Consolidated Financial Statements.

(4) EBITDA represents net income of the Company before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis on which the Company assesses its financial performance, and certain covenants in the Company's borrowing agreements are tied to similar measurements. See Consolidated Statements of Cash Flows and Note 2 in Notes to Consolidated Financial Statements.

(5)  EBITDA margin represents EBITDA divided by net sales.

(6) In calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (which includes amortization of deferred financing costs), whether expensed or capitalized, and that portion of rental expense estimated to be attributable to interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the audited Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

Results of Operations

     The  following  table  sets  forth  for  the  periods  indicated,   certain
information derived from the Company's Consolidated Statements of Operations:



                                                                   Years Ended December 31,
                                                -------------------------------------------------------------
                                                      1997                   1998                  1999
                                                -----------------     -----------------     -----------------
                                                   $          %          $          %          $          %
                                                -------     -----     -------     -----     -------     -----
Net sales ..................................    104,794     100.0     107,491     100.0     141,338     100.0
Cost of sales ..............................     73,722      70.3      80,627      75.0     109,357      77.4
Gross profit ...............................     31,072      29.7      26,864      25.0      31,981      22.6
Operating Expenses:
   Selling and marketing expenses ..........      5,881       5.6       6,278       5.9       5,688       4.0
   General and administrative expenses .....     12,265      11.7      12,934      12.0      17,168      12.1
Total operating expenses ...................     18,146      17.3      19,212      17.9      22,856      16.2
Income from operations .....................     12,926      12.4       7,652       7.1       9,125       6.4
Interest expense ...........................      4,484       4.3       5,076       4.7      14,939      10.6
Other (income) expense .....................         62       0.1        (460)      (.4)         75       0.1
Income (loss) before income taxes ..........      8,380       8.0       3,036       2.8      (5,889)     (4.3)
Income tax (benefit) provision .............      3,898       3.7       2,008       1.8      (1,045)     (0.7)
Net income (loss) ..........................      4,482       4.3       1,028       1.0      (4,844)     (3.6)


Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Net sales increased $33.8 million or 31.4% to $141.3 million for the year ended December 31, 1999 from $107.5 million for the same period in 1998. This increase was a result of higher unit volume in book component sales, book manufacturing sales, and the Company's acquisitions of Mid-City Lithographers and of TechniGraphix.

     Gross profit increased $5.1 million or 19.0% to $32.0 million for the year ended December 31, 1999, from $26.9 million for the same period in 1998, but the gross profit margin decreased to 22.6% for the year ended December 31, 1999 from 25.0% for the same period in 1998. The decline in gross profit margin resulted primarily from the operations of the Company's new thin book manufacturing facility in New Jersey, which opened in September 1998, and by the Company's new paperback book manufacturing facility in Maryland which opened in July 1999. The thin book facility incurred $12.4 million of costs, of which $2.4 million represented depreciation, with sales of $10.6 million. The paperback book facility incurred $4.0 million of costs, including approximately $2.0 million excess capacity and start up costs with offsetting sales of $2.0 million. The Company estimates that the thin book facility has the capacity to produce a sufficient amount of books to generate $30.0 million in sales with its current equipment, and the paperback book facility has the capacity to produce a sufficient amount of books to generate $20.0 million in sales with its current equipment.

     Operating expenses increased $3.7 million or 19.3% to $22.9 million for the year ended December 31, 1999, from $19.2 million for the same period in 1998. This increase was attributable to expenses at the Mid-City and TechniGraphix locations as well as the Company's new book manufacturing facilities in New Jersey and Maryland. Operating expenses decreased 1.7% as a percentage of sales to 16.2% for the year ended December 31, 1999 from 17.9% for the same period in 1998. In the fourth quarter of 1999, because of over capacity, the Company decided, to close the Mid-City facility and consolidate the Company's book components operations. The facility was closed by December 31, 1999 without incurring any significant exit costs. The Company also decided in the fourth quarter of 1999, to consolidate the operations of TechniGraphix to provide for greater efficiencies and reduce overhead. The TechniGraphix facility was closed by January 31, 2000 without incurring significant exit costs. The Company has sublet the facility on the same terms and conditions as the prime lease. The operations of Mid-City and TechniGraphix were relocated to Company facilities in Hagerstown, Maryland. The Company estimates that the closing of these facilities will save the Company in excess of $2.0 million a year.

     Interest expense increased $9.8 million or 192.2% to $14.9 million for the year ended December 31, 1999 from $5.1 million for the same period in 1998. The increase was due to the Company's issuance of $105.0 million in 10 3/8% Senior Subordinated Notes and includes a one time charge of $1.1 million associated with finance costs on the 1998 bridge note with First Union National Bank (the "Bridge Note") and prepayment premiums of $1.6 million incurred in connection with the early repayment of equipment debt.

     During the year ended December 31, 1999, the Company had non-operating expense of $75,000 compared with non-operating income of $460,000 for the same period in 1998. The non-operating expense in 1999 resulted primarily from the sale of certain assets.

     The Company's effective tax rate was 17.7% and 66.1% for the years ended December 31, 1999 and 1998, respectively. The change in the effective rate is primarily attributable to the net loss in 1999 and the proportion of non-deductible amortization expense for goodwill resulting from certain acquisitions.

     Net income declined $5.8 million to a negative $4.8 million for the year ended December 31, 1999 from $1.0 million for the same period in 1998. The decrease was due to the factors above described.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Net sales increased $2.7 million or 2.6% to $107.5 million for the year ended December 31, 1998 from $104.8 million for the same period in 1997. These increases were a result of higher unit volume in the general interest, juvenile and religious segments of the book publishing market.

     Gross profit declined $4.2 million or 13.5% to $26.9 million for the year ended December 31, 1998, from $31.1 million for the same period in 1997, decreasing the gross profit margin to 25.0% for the year ended December 31, 1998 from 29.7% for the same period in 1997. This decline resulted primarily from the opening in September 1998 of the Company's new thin book manufacturing facility in New Jersey, for which the Company incurred approximately $2.4 million of costs, with offsetting sales of approximately $388,000. Additionally, the Company incurred costs and expenses during the first quarter of 1998 in connection with the distribution of a former facility's activities to various other facilities, including establishing a prepress department in New York, and the relocation of the Hingham, Massachusetts facility to Taunton, Massachusetts.

     Operating expenses increased $1.1 million or 6.1% to $19.2 million for the year ended December 31, 1998, from $18.1 million for the same period in 1997. This increase was attributable to expenses incurred to provide for our expanded operations in the sale of book components and in book manufacturing, including promotional costs, expanded sales force, sales staff support, telecommunications and freight costs. Operating expenses increased 0.6% as a percentage of sales to 17.9% for the year ended December 31, 1998 from 17.3% for the same period in 1997.

     Interest expense increased $592,000 or 13.2% to $5.1 million for the year ended December 31, 1998 from $4.5 million for the same period in 1997. The increase was due to additions of certain term debt for equipment, the write-off of the balance of deferred financing costs for the acquisition of NEBC and interest incurred in connection with the Bridge Notes.

     During the year ended December 31, 1998, the Company had non-operating income of $460,000 compared with a non-operating expense of $62,000 for the same period in 1997. The non-operating income or expense was primarily a result of gain and losses from the sale of certain assets.

     The Company's effective tax rate was 66.1% and 46.5% for the years ended December 31, 1998 and 1997 respectively. The increase in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from the NEBC acquisition to pretax income.

     Net income declined $3.5 million to $1.0 million for the year ended December 31, 1998 from $4.5 million for 1997, a decrease of 77.8%. The decrease was due to the factors above described.

Liquidity and Capital Resources

     The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and capital and operating leases. Cash flows from operating activities amounted to $18.2 million for 1997, $14.2 million for 1998 and $6.6 million for 1999.

     On September 15, 1998, the Company entered into a three year $20.0 million revolving credit facility with First Union National Bank (the "Senior Credit Facility"). As of December 31, 1999, the outstanding aggregate principal of the senior credit facility was $9.3 million, bearing interest at the rate of 10% per annum. The Company's borrowings under the Senior Credit Facility are secured by substantially all of the Company's assets. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and require the Company to maintain certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain certain interest coverage and leverage ratios as defined in the Senior Credit Facility. The Company was not in compliance with its interest coverage ratio contained in the Senior Credit Facility for the compliance period ending December 31, 1999. On March 23, 2000, the Company and its lender amended the Senior Credit Facility effective December 31, 1999, which redefined the interest coverage ratio and brought the Company into compliance with the 1998 Senior Credit Facility as of December 31, 1999.

     On February 2, 1999, the Company issued $105.0 million in 10 3/8% Senior Subordinated Notes (the "Old Notes"), maturing on February 2, 2009, in a private placement. The proceeds from the issuance of the Old Notes were used to repay substantially all existing debt of the Company including capital leases, and to invest in the expansion of the Company. In May 1999, the Company exchanged the Old Notes for notes registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The terms of the registered notes are equivalent to those of the Old Notes in all material respects.

     The Company has operating lease arrangements for printing equipment. Rental expense related to such leases was approximately $480,000 for 1997, $540,000 for 1998 and $3.2 million for 1999.

     Capital expenditures totaled $15.1 million for 1997, $48.2 million for 1998 and $16.5 million for 1999. The Company has traditionally invested in facilities and equipment to increase capacity, improve efficiency, maintain high levels of productivity and meet customer needs. Capital expenditures primarily have been for prepress, pressroom and finishing equipment and plant construction.

     The Company's capital expenditures for 2000 are currently estimated to total approximately $7.0 million. The expenditures are principally for the replacement of existing equipment including printing presses, finishing equipment and prepress equipment. The Company also intends to acquire through operating leases, $13.0 million of presses and bindery equipment for its book manufacturing facility in Hagerstown, Maryland. The Company has in place the necessary commitments for financing the operating leases. The Company believes that in 2000 funds generated from operations and funds available under the Senior Credit Facility will be sufficient to complete its capital expenditures and service its debt. As of December 31, 1999, the Company had not met the required consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million additional indebtedness for capital expenditures until the Company attains the consolidated coverage ratio as defined in the Senior Note agreement.

Year 2000 Compliance

     In 1999 the Company undertook to ensure its digital and manufacturing infrastructure would not experience any major problems associated with the change in the calendar to the year 2000. The Company did not experience any problems associated with the change of the calendar.

     In 1999, the Company verified that its vendors were also year 2000 ready. The Company did not experience any problems associated with the delivery of material or services from any of its vendors as a result of the change in the calendar to the year 2000.

     Although the Company has not incurred any disruptions in its systems or in receipt of material from suppliers to date, there can be no assurance that the Company will not incur dislocations at some time later in the year.

Forward Looking Statements

     The statements in this report that relate to future plans, expectations, events or performance, or which use forward-
looking terminology such as "estimate" or "anticipate", contain forward-looking information. Actual results, events or performance may differ materially from such forward-looking statements, due to a variety of factors, including the risk factors and other information presented in the Company's Registration Statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") File No. 333-50995, and which became effective on May 13, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has some exposure to market risk based upon interest rate changes. Because approximately 93% of the Company's debt bears a fixed rate of interest, the Company's exposure is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, supplementary data and report of independent public accountants are included as part of this Form 10-K on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change of accountants or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Board of Directors is composed of seven members, of which there are now six incumbents and one vacancy. Directors generally serve for one-year terms and until their successors are duly elected and qualified.

     The following table sets forth certain information regarding the Company's current directors and executive officers:



Directors and Executive Officers    Age                                    Positions
--------------------------------    ---    -------------------------------------------------------------------------
Louis LaSorsa..................      53    Chairman, Chief Executive Officer and Director
Edward Lieberman...............      57    Executive Vice President, Chief Financial Officer, Secretary and Director
Dion von der Lieth.............      56    Senior Vice President, Sales and Marketing
John Carbone...................      41    Vice President, Manufacturing, Book Components, and Director
David Rubin....................      43    Director
Thomas Newell..................      56    Chief Information Officer
Earl S. Wellschlager...........      53    Director
Mitchell Weiss.................      37    Vice President, Manufacturing, Commercial Print/Book Manufacturing



Louis LaSorsa has been with the Company since its inception in 1979, when he became Vice President, Sales and Marketing. Mr. LaSorsa has been President of the Company since 1982, was elected Chairman and Chief Executive Officer in 1996, and is involved in the management of all areas of the Company's operations, planning and growth.

Edward Lieberman joined the Company in 1981, has been Executive Vice President, Chief Financial Officer and Secretary since February 1988, and is responsible for financial information, general financing, legal matters, human resources and benefits. From 1967 to 1981, Mr. Lieberman, a certified public accountant, was a principal of Louis Lieberman & Company, an independent public accounting firm.

Dion von der Lieth has been Senior Vice President, Sales and Marketing, since November 1993, directing the sales and marketing efforts of the Company. Prior to joining the Company, Mr. von der Lieth was President of the Book Group of Quebec or Printing Inc., a major commercial printing company, and prior thereto, was Vice President of Manufacturing and Inventory Control for McGraw Hill.

John Carbone joined the Company in 1981, has been Vice President, Manufacturing, for the Book Component Divisions since December 1997, and is responsible for all component printing operations. Mr. Carbone was Vice President of Manufacturing/Hagerstown from June 1996 to December 1997, Vice President of Operations/New York from 1993 to 1996 and Vice President of Sales from 1990 to 1993.

David Rubin was elected a director of the Company in February 1998, and is Corporate Vice President and a director of Don Aux Associates, a privately-held management consulting firm which services a wide range of manufacturing, distribution and service-oriented client companies. Mr. Rubin has been employed by Don Aux Associates since 1984, and has served as Director of Corporate Analysis and Director of Consulting Services.

Thomas Newell has been Chief Information Officer since May 1988 and is responsible for developing, implementing and managing the Company's digital communications and information network.

Earl S. Wellschlager has served as a director of the Company since March, 2000. Mr. Wellschlager is a partner at the law firm of Piper Marbury Rudnick & Wolfe LLP, specializing in general corporate law. He has served as and Adjunct Professor at the University of Maryland Law School and at the University of Baltimore School of Law.

Mitchell Weiss joined the Company in 1984, first in customer service and later as a sales representative. In 1993, Mr. Weiss joined R.R. Donnelley & Sons Company as a salesman, and returned to the Company as a sales representative in 1995, becoming a Regional Sales Manager in 1996. Since January 1998 Mr. Weiss has been responsible for developing the Company's new complete book manufacturing facility in New Jersey and will manage the facility's operations. On March 4, 2000, Mr. Weiss became a director of the Company.

Directors Compensation

     Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors. Non-employee directors of the Company receive annual director compensation of $10,000 cash.

Committees of the Board of Directors

     There are currently no committees created by the Board of Directors.

Employment Agreements

     None of the Company's officers have employment agreements.

Employee Stock Bonus and Ownership Plan

     The Company's Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") was established in 1980, initially as a profit-sharing, tax-qualified retirement plan, and later as a stock bonus plan. Employees become participants on any June 30 or December 31 after they complete one year of service. Annual Company contributions to the Stock Bonus Plan are discretionary, and have been made in the form of Company stock and cash. Contributions are allocated among all Stock Bonus Plan participants, based on the proportion which each participant's eligible compensation bears to the total compensation of all participants. Company contributions for participants become vested for each participant in equal installments over a six-year period of continuing service. The Trustees of the Stock Bonus Plan are Louis LaSorsa and Edward Lieberman, and the Stock Bonus Plan held 6,794 shares of Class B Common Stock of the Company as of December 31, 1999. The Class B Common Stock is non-voting stock. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the three years ended December 31, 1999 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company, including both fixed salary compensation and discretionary management incentive compensation ("Bonus"):


                                             Summary Compensation Table

                                                 Annual Compensation
                                                 -------------------

                                                                      Other Annual
Name and Principal Position      Year       Salary        Bonus      Compensation(1)
---------------------------      ----      --------      --------    ---------------
Louis LaSorsa .............      1999      $544,284      $565,000         $ --
Chief Executive Officer          1998       549,979       452,652           --
                                 1997       599,420       847,096          6,294
Edward Lieberman ..........      1999       365,275       282,000           --
Chief Financial Officer          1998       361,350       226,326           --
                                 1997       392,729       478,840          6,294
Mitchel Weiss .............      1999       193,109       113,744           --
Vice President                   1998       164,621        37,711           --
                                 1997       166,519        56,292          6,294
Dion von der Lieth ........      1999       283,727          --             --
Vice President                   1998       278,372       150,884           --
                                 1997       289,402       211,774          6,294
John Carbone ..............      1999       274,670       226,000           --
Vice President                   1998       267,315        94,303           --
                                 1997       201,468        90,366          6,294

(1)  Reflects  amounts  contributed  by the Company  pursuant to the Stock Bonus
     Plan.


     No information is presented for options, restricted stock awards, long-term incentive or other compensation because no such compensation has been awarded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of the Company's Class A and Class B Common Stock as of March 15, 2000 by (i) each person known by the Company to own beneficially more than five percent of the outstanding Class A Common Stock and Class B Common Stock, (ii) each director of the Company, (iii) each of the named executive officers listed under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them. The Company's capital stock is not registered under
Section 12 of the Securities Exchange Act of 1934, as amended, and, as a result, stockholders holding more than five percent of any class of the Company's capital stock are not required to file beneficial ownership reports with the Securities and Exchange Commission.


                                                  Class A(1)        %    Class B(2)      %     Total          %
                                                  ----------      ----   ----------    ----    -----        ----
Louis LaSorsa .................................      1,000         9.0      519         6.7    1,519         8.0
Edward Lieberman ..............................      1,000         9.0      363         4.7    1,363         7.2
John Biancolli ................................      1,000         9.0      194         2.5    1,194         6.3
John Carbone ..................................      1,000         9.0      188         2.4    1,188         6.3
Thomas Newell .................................      1,000         9.0      128         1.6    1,128         6.0
Mitchell Weiss ................................      1,000         9.0      100         1.3    1,100         5.8
Dion von der Lieth ............................      1,000         9.0       33         0.4    1,033         5.5
Henry Burk ....................................      1,000         9.0      441         5.7    1,441         7.6
Ronald Burk ...................................      1,000         9.0      424         5.4    1,424         7.5
Anthony DiMartino .............................      1,000         9.0      393         5.0    1,393         7.4
Bruno Jung ....................................      1,000         9.0      279         3.9    1,279         6.8
Judith Lieberman ..............................       --           --     1,000        12.8    1,000         5.3
David Rubin ...................................       --           --       --          --       --          --
Earl S. Wellschlager ..........................       --           --       --          --       --          --
Louis LaSorsa and Edward Lieberman, as
  Trustees under the Stock Bonus Plan (3) .....       --           --     6,794        87.2    6,794        36.0
All directors and executive officers as a group
  (8 persons) .................................      6,000        54.1    1,331        17.1    7,331        38.8

(1)  All Class A voting shares are held directly by the named individuals.

(2) Indicates each named individual's vested interest in Class B non-voting shares held in the Stock Bonus Plan, except for Judith Lieberman whose Class B shares are held directly.

(3) See "Directors and Executive Officers of the Registrant Employee Stock Bonus and Ownership Plan."


     The address of all stockholders listed in the above table is c/o Phoenix Color Corp., 540 Western Maryland Parkway, Hagerstown, Maryland 21740.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 15, 1998, in connection with the senior credit facility between the Company and First Union National Bank, all of the Company's shareholders except Anthony DiMartino, Judith Lieberman and the Stock Bonus Plan executed a Stock Pledge Agreement, pursuant to which all of their respective shares of the Company's stock were pledged as security for the Company's obligations under the loan agreement. The Stock Pledge Agreement requires such shares to remain pledged during the term of the senior credit facility For information regarding each of the Company's shareholders, see "Security Ownership of Certain Beneficial Owners and Management."

     Louis LaSorsa, Edward Lieberman, Ronald Burk, Henry Burk and Anthony DiMartino, each of whom are shareholders of the Company, loaned $395,000 to the Company in 1988, the proceeds of which were used as working capital. Such loans were represented by demand notes bearing interest at 12% per annum. These notes were repaid by the Company in 1999.

     Mr. Earl S. Wellschalger, a director of the Company, is a partner in a law firm that served as counsel to the Company in 1999. During the year ended December 31, 1999, the Company paid Mr. Wellschlager's law firm total fees of $179,873 for legal services and disbursements.

     David Rubin, a director of the Company, is an officer and principal of Don Aux Associates, which furnishes management consulting services to the Company. During the years ended December 31, 1998 and 1999, the Company paid Don Aux Associates a total of $36,766 and $31,361, respectively, in management consulting fees.

     Govi C. Reddy, a former director of the Company, is President of General Binding Corp., which supplies certain raw materials to the Company. For the years ended December 31, 1998 and 1999, the Company purchased a total of $9,162,523 and $11,510,076 respectively, of such raw materials from General Binding Corp. Such purchases were on terms and conditions no less favorable than would be obtainable from an unaffiliated third-party vendor.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) The following consolidated financial statements of the Company are included in Item 8 of the Form 10-K Index to Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 1998 and December 31, 1999

         Consolidated Statements of Operations as of December 31, 1997, December
            31, 1998 and December 31, 1999

         Consolidated  Statements  of  Changes  in  Stockholders'  Equity  as of
            December 31, 1997, December 31, 1998 and December 31, 1999

         Consolidated Statements of Cash Flows as of December 31, 1997, December
            31, 1998 and December 31, 1999

         Notes to Consolidated Financial Statements

(a)(2) Report of Independent Accountants on Financial Statement Schedule Valuation and Qualifying Accounts

                  Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(a)(3)   See Item 14(c) of this Form 10-K

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1999.

(c)      Exhibits.

Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
 2.1        Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
            Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership
            (schedules and exhibits omitted)**
 2.2        Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix,
            Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
 2.3        Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation*
 2.4        Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger
            Corp. (Delaware)*
 3.1        Certificate of Incorporation of the Company*
 3.2        By-Laws of the Company*
 4.1        Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
 4.2        Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase
            Manhattan Trust Company, National Association, Trustee**
 4.3        Registration Rights Agreement dated as of February 2, 1999 among the Company, the
            Guarantors and the Initial Purchasers**
 4.4        Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
 4.5        Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)**
 4.6        Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
 4.7        Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)**
10.1        Employment Agreement dated as of February 12, 1999 between the Company and Jack L.
            Tiner**
10.4(a)     Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and
            First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b)     First Amendment to Credit Agreement date March 31, 1999 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.
10.4(c)     Second Amendment to Credit Agreement date March 23, 2000 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.
10.5        Revolving Credit Note dated as of September 15, 1998 executed by the Company and the
            Guarantors**
10.6        Master Security Agreement dated as of September 15, 1998 among the Company, the
            Guarantors and First Union National Bank as Collateral Agent (schedules omitted)***
10.7        Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National Bank, as Collateral Agent (schedules omitted)**
10.8        Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company
            (schedules omitted**)


Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
10.10       Lease Agreement dated as of March 20, 1998 between the Company and Maurice M. Weill,
            Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond
            Road, Rockaway, NJ 07866**
10.11       Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty
            Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780**
10.12       Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory
            Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY
            11101**
12.1        Statement regarding Ratios of Earnings to Fixed Charges
12.2        Statement concerning calculation of EBITDA
21.1        Subsidiaries of the Company
27          Financial Data Schedule

------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-50995), filed on April 24, 1998.

** Incorporated by reference to the Company's Amendment No. 1 on Form S-4 to Registration Statement on Form S-1 (Reg. No. 333-50995), filed on March 8, 1999.

*** Incorporated by reference to the Company's Amendment No. 2 on Form S-4 to Registration Statement on Form S-1 (Reg. No. 333-50995), filed on May 5, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Phoenix Color Corp. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hagerstown, State of Maryland, on March 27, 2000.

                                            PHOENIX COLOR CORP.

                                  By:       /s/ Louis LaSorsa
                                            -----------------
                                            Louis LaSorsa
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-K been signed below by the following persons in the capacities and on the date indicated.


Signature                                            Title                                                    Date
---------                                            -----                                                    ----

/s/ Louis LaSorsa                           Chairman, Chief Executive Officer                             March 27, 2000
-------------------------                   and Director
Louis LaSorsa

/s/ Edward Lieberman                        Executive Vice President, Chief                               March 27, 2000
-------------------------                   Financial Officer, Secretary and Director
Edward Lieberman

/s/ John Carbone                            Vice President, Manufacturing, Book                           March 27, 2000
-------------------------                   Component Manufacturing, and Director
John Carbone

s/ Mitchel Weiss                            Vice President, Manufacturing, Thin Book                      March 27, 2000
-------------------------                   Manufacturing, and Director
Mitchel Weiss

/s/ Earl S. Wellschlager                    Director                                                      March 27, 2000
-------------------------
Earl S. Wellschlager

/s/ David Rubin                             Director                                                      March 27, 2000
-------------------------
David Rubin


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 as amended, by Registrants That Have Not Registered Securities Pursuant to Section 12 of such Act

     The Company has not provided any of its security holders a proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the Company's security holders with respect to any annual or other meeting of its security holders. As of the date of this Form 10-K, the Company has not provided to its security holders an annual report covering the Company's last fiscal year.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Accountants...................................       F-2
Consolidated Balance Sheets.........................................       F-3
Consolidated Statements of Operations...............................       F-4
Consolidated Statements of Changes in Stockholders' Equity..........       F-5
Consolidated Statements of Cash Flows...............................       F-6
Notes to Consolidated Financial Statements..........................       F-8

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Phoenix Color Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Phoenix Color Corp. and its subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Baltimore, Maryland
February 18, 2000, except Note 5,
as to which the date is March 23, 2000

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                     -------------------------------
                                                                                           1998             1999
                                                                                     -------------     -------------
                                             ASSETS
Current assets:
      Cash and cash equivalents .................................................    $  14,834,035     $     270,585
      Accounts receivable, net of allowance for doubtful accounts and rebates of
          $1,113,784 in 1998 and $1,119,300 in 1999 .............................       14,760,695        21,184,283
      Inventory .................................................................        3,875,398         5,375,775
      Income tax receivable .....................................................        1,233,554         2,827,423
      Prepaid expenses and other current assets .................................        2,222,196         1,070,989
      Deferred income taxes .....................................................          337,571           627,438
                                                                                     -------------     -------------
           Total current assets .................................................       37,263,449        31,356,493

Property, plant and equipment, net ..............................................       70,288,665        81,942,743
Goodwill, net ...................................................................       11,239,752        24,905,065
Deferred financing costs, net ...................................................        1,892,726         4,171,005
Other assets ....................................................................       11,754,763         9,129,466
                                                                                     -------------     -------------
           Total assets .........................................................    $ 132,439,355     $ 151,504,772
                                                                                     =============     =============

                               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable .............................................................    $        --       $      45,684
      Accounts payable ..........................................................       13,619,972        13,154,518
      Accrued expenses ..........................................................        3,483,445         7,944,589
                                                                                     -------------     -------------
           Total current liabilities ............................................       17,103,417        21,144,791

10 3/8% Senior subordinated notes ...............................................             --         105,000,000
Revolving line of credit ........................................................       11,325,225         9,264,053
Notes payable ...................................................................       78,150,335            52,596
Obligations under capital leases ................................................        5,971,609              --
Deferred income taxes ...........................................................        2,606,257         3,572,711
                                                                                     -------------     -------------
           Total liabilities ....................................................      115,156,843       139,034,151
                                                                                     -------------     -------------

Commitments and contingencies
Stockholders' equity
      Common Stock, Class A, voting, par value $0.01 per share,  authorized
            20,000 shares, 14,560 issued shares and 11,100 outstanding shares ...              146               146
      Common Stock, Class B, non-voting, par value $0.01 per share, authorized
            200,000 shares, 9,794 issued shares and 7,794 outstanding shares ....               98                98
      Additional paid in capital ................................................        2,126,804         2,126,804
      Retained earnings .........................................................       17,094,486        12,250,195
      Stock subscriptions receivable ............................................         (169,792)         (137,392)
      Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares .       (1,769,230)       (1,769,230)
                                                                                     -------------     -------------
           Total stockholders' equity ...........................................       17,282,512        12,470,621
                                                                                     -------------     -------------
           Total liabilities & stockholders' equity .............................    $ 132,439,355     $ 151,504,772
                                                                                     =============     =============

               The accompanying notes are an integral part of these consolidated financial statements.

                                        PHOENIX COLOR CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                             -------------------------------------------------
                                                  1997              1998              1999
                                             -------------     -------------     -------------
Net Sales ...............................    $ 104,793,705     $ 107,491,045     $ 141,338,367
Cost of sales ...........................       73,721,630        80,627,039       109,357,385
                                             -------------     -------------     -------------
Gross profit ............................       31,072,075        26,864,006        31,980,982
                                             -------------     -------------     -------------
Operating expenses:
      Selling and marketing expenses ....        5,880,844         6,278,379         5,688,212
      General and administrative expenses       12,265,442        12,933,474        17,167,869
                                             -------------     -------------     -------------
Total operating expenses ................       18,146,286        19,211,853        22,856,081
                                             -------------     -------------     -------------
Income from operations ..................       12,925,789         7,652,153         9,124,901
Other expenses:
      Interest expense ..................        4,483,820         5,076,057        14,939,009
      Other (income) expense ............             --            (327,095)          358,174
      Loss (gain) on disposal of assets .           62,436          (132,862)         (282,682)
                                             -------------     -------------     -------------
Income (loss) before income taxes .......        8,379,533         3,036,053        (5,889,600)
Income tax provision (benefit) ..........        3,897,989         2,007,767        (1,045,309)
                                             -------------     -------------     -------------
Net income (loss) .......................    $   4,481,544     $   1,028,286     $  (4,844,291)
                                             =============     =============     =============

               The accompanying notes are an integral part of these consolidated financial statements.

                                PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                       Common Stock
                              -----------------------------
                                 Class A         Class B    Additional                 Stock        Treasury Stock        Total
                              -------------- --------------  Paid-in     Retained   Subscription --------------------  Stockholders'
                              Shares  Amount Shares  Amount  Capital     Earnings    Receivable  Shares    Amount        Equity
                              ------ ------- ------ ------- ---------- ------------ ------------ ------ -------------  -------------

Balance at December 31, 1996  14,560    $146  9,794     $98 $2,126,804 $11,584,656    $(332,244)  5,460  $(1,769,230)   $11,610,230
Payment of stock subscription   --       --    --        --       --          --         61,700    --          --            61,700
Net income ..................   --       --    --        --       --     4,481,544         --      --          --         4,481,544
                              ------ ------- ------ ------- ---------- ------------ ------------ ------ -------------  -------------

Balance at December 31, 1997  14,560     146  9,794      98  2,126,804  16,066,200     (270,544)  5,460   (1,769,230)    16,153,474
Payment of stock subscription   --       --    --        --       --          --        100,752    --          --           100,752
Net income ..................   --       --    --        --       --     1,028,286         --      --          --         1,028,286
                              ------ ------- ------ ------- ---------- ------------ ------------ ------ -------------  -------------

Balance at December 31, 1998  14,560     146  9,794      98  2,126,804  17,094,486     (169,792)  5,460   (1,769,230)    17,282,512
Payment of stock subscription   --       --    --        --       --          --         32,400    --          --            32,400
Net loss ....................   --       --    --        --       --    (4,844,291)       --      --          --         (4,844,291)
                              ------ ------- ------ ------- ---------- ------------ ------------ ------ -------------  -------------
Balance at December 31, 1999  14,560    $146  9,794     $98 $2,126,804 $12,250,195    $(137,392)  5,460  $(1,769,230)   $12,470,621
                              ====== ======= ====== ======= ========== ============ ============ ====== =============  =============

     The accompanying notes are an integral part of these consolidated financial statements.

                                         PHOENIX COLOR CORP. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended December 31,
                                                                                     1997           1998            1999
                                                                                 ------------   ------------   -------------
Operating activities:
  Net income (loss) ...........................................................  $  4,481,544   $  1,028,286   $  (4,844,291)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization of property, plant and equipment .........     7,017,749      8,710,352      12,513,790
       Amortization of goodwill ...............................................     2,123,544      2,123,529       3,122,712
       Amortization of deferred financing costs ...............................       180,000        210,000       1,537,684
       Provision for uncollectible accounts ...................................          --          150,000         220,000
       Deferred income taxes ..................................................       328,105      1,450,245         478,796
       Loss (gain) on disposal of assets ......................................        62,436       (132,862)        358,174
  Increase (decrease) in cash resulting from changes in assets and liabilities:
       Accounts receivable ....................................................    (2,504,779)     4,785,085      (4,490,823)
       Inventory ..............................................................       340,921        512,878        (414,407)
       Prepaid expenses and other assets ......................................       (37,680)    (1,061,399)        442,553
       Accounts payable .......................................................     4,988,585     (3,224,538)     (4,805,691)
       Accrued expenses .......................................................     2,246,669       (542,561)      4,120,225
       Income tax refund receivable ...........................................    (1,075,455)       143,423      (1,593,869)
                                                                                 ------------   ------------   -------------
       Net cash provided by operating activities ..............................    18,151,639     14,152,438       6,644,853
                                                                                 ------------   ------------   -------------
  Investing activities:
       Proceeds from sale of equipment ........................................     1,017,963        876,247       1,362,607
       Capital expenditures ...................................................    (3,294,066)    (9,415,529)    (17,871,249)
       Increase in equipment deposits .........................................    (6,056,372)    (5,262,490)           --
       Purchase of businesses, net of cash acquired ...........................          --             --       (17,617,055)
                                                                                 ------------   ------------   -------------
               Net cash used in investing activities ..........................    (8,332,475)   (13,801,772)    (34,125,697)
                                                                                 ------------   ------------   -------------
  Financing activities:
       Proceeds from issuance of senior subordinated notes ....................          --             --       105,000,000
       Net borrowings from revolving line of credit ...........................     2,764,393     (3,000,520)     (2,103,449)
       Proceeds from long term borrowings .....................................       473,760     40,000,000            --
       Principal payments on long term borrowings .............................    (8,472,215)   (18,089,753)    (78,224,270)
       Principal payments on capital lease obligations ........................    (3,760,090)    (3,679,350)     (7,653,925)
       Debt financing costs ...................................................          --       (1,892,726)     (4,133,362)
       Payment of stock subscription ..........................................        61,700        100,752          32,400
                                                                                 ------------   ------------   -------------
               Net cash provided by (used in) financing activities ............    (8,932,452)    13,438,403      12,917,394
                                                                                 ------------   ------------   -------------
               Net increase (decrease) in cash ................................       886,712     13,789,069     (14,563,450)
  Cash and cash equivalents at beginning of year ..............................       158,254      1,044,966      14,834,035
                                                                                 ------------   ------------   -------------
  Cash and cash equivalents at end of year ....................................  $  1,044,966   $ 14,834,035   $     270,585
                                                                                 ============   ============   =============


               The accompanying notes are an integral part of these consolidated financial statements.

                              PHOENIX COLOR CORP. AND SUBSIDIARIES


                                                                    Year Ended December 31,
                                                              1997           1998          1999
                                                           ----------    -----------    -----------
Supplemental cash flow disclosures:
    Cash paid for interest ............................    $4,104,020    $ 4,722,336    $ 9,977,620
    Cash paid for income taxes, net of refunds received    $4,645,339    $   414,099    $    67,892
Non-cash investing and financing activities:
    Equipment acquired under capital leases ...........    $     --      $   555,476    $      --
    Equipment acquired under notes payable ............    $5,781,290    $32,934,848    $      --

Acquisitions:
    Fair value of assets acquired .....................    $     --      $      --      $22,230,528
    Less:  Liabilities assumed and cash acquired ......          --             --        4,613,473
                                                           ----------    -----------    -----------
        Acquisitions net of cash acquired .............    $     --      $      --      $17,617,055
                                                           ==========    ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Phoenix Color Corp. (the "Company") manufactures book components, which include book jackets, paperback covers, pre-printed case covers, inserts and endpapers at its headquarters in Hagerstown, MD and other locations in Taunton, MA and Rockaway, NJ. The Company also manufactures complete books in Rockaway, NJ and Hagerstown, MD. Customers consist of major publishing companies as well as smaller publishing companies throughout the United States.

2. Significant Accounting Policies

          Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

         Inventory

     Inventory is stated at the lower of cost or market value as determined by the first-in, first-out ("FIFO") method.

         Property, Plant and Equipment

     Property and equipment are stated at cost, except when acquired through a business acquisition, in which case they are stated at fair value. Depreciation for all fixed assets is provided on the straight-line method over the assets' estimated useful lives. Depreciable lives range from 3-40 years: 5-40 years for buildings and improvements, 3-10 years for machinery and equipment, and 3-5 years for transportation equipment.

     Expenditures for maintenance and repairs are charged to operations when incurred. Expenditures determined to represent additions and betterments are capitalized. Gains and losses from disposals, if any, are included in earnings.

     The Company has purchased additional equipment, which is either on order or in various stages of installation. Depreciation begins at the time installation is completed.

         Fair Value of Certain Financial Instruments

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value, due to the relatively short maturity of these instruments.

         Concentration of Risk

     Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company sells products to customers located throughout the United States without requiring collateral. However, the Company assesses the financial strength of its customers and provides allowances for anticipated losses when necessary. The Company has not experienced any losses on its investments.

     Customers that accounted for more than 10% of net sales or accounts receivable are as follows:

                                       Customers
                            ------------------------------
                              A            B           C
                            -----        -----       -----
Net Sales
     1999 .........          11%          12%          --
     1998 .........          15%          15%          --
     1997 .........          17%          14%          --

Accounts receivable
     1999 .........          --           --           --
     1998 .........          11%           7%          14%

     The Company currently purchases its paper and printing supplies from a limited number of suppliers. There are a number of other suppliers of these materials throughout the U.S. and management believes that these other suppliers could provide similar printing supplies and paper on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, and a possible loss of sales, which could adversely affect operating results.

     Because the Company derives all of its revenues from customers in the book publishing and book printing industries, the Company's business, financial condition and results of operations could be adversely affected by changes which have a negative impact on these industries.

         Intangible Assets

     Goodwill represents the excess of cost of purchased  acquisitions (see Note
7) over the fair value of identifiable net tangible assets acquired and is being amortized using the straight-line method. Goodwill consists of $17.8 million associated with the 1996 acquisition of New England Book Holding Corporation which is being amortized over eight years, and $9.9 million and $6.4 million associated with the 1999 acquisitions of Mid-City Lithographers, Inc. and TechniGraphix, Inc., respectively, which is being amortized over twenty years.

     Deferred financing costs incurred in connection with the Company's bank credit agreements with its financial institutions in 1996 (see Note 5) were written off to interest expense in 1998 upon consummation of the financing agreements discussed in Note 5. Costs incurred in connection with the 1998 financing discussed in Note 5 were deferred and were amortized using the straight-line method, which approximates the interest method, over the life of the related loan. These costs were written off in their entirety in 1999 as a result of the issuance of 10 3/8% Senior Subordinated Notes in February 1999 (see Note 5). Costs incurred in connection with the 1999 issuance of the 10 3/8% Senior Subordinated Notes maturing February 1, 2009 have been deferred and are being amortized using the straight-line method over a ten year period.

         Long-lived Assets

     The Company evaluates quarterly the recoverability of the carrying value of property and equipment and intangible assets. The Company considers historical performance and anticipated future results in its evaluation of any potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value.

     In 1998, the Company sold certain of its real estate holdings in Connecticut for approximately $87,000, which had been reflected on its balance sheet as assets held for sale at a net realizable value of $364,000. Accordingly, in 1998, the Company recognized a loss on the disposal of this asset of approximately $277,000.

         Revenue Recognition

     The Company recognizes revenue on product sales upon shipment on behalf of or to the customer.

         Income Taxes

     Deferred income taxes are recognized for the tax consequences in the future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

          Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

3. Inventory

         Inventories consist of the following:

                             December 31,
                      --------------------------
                         1998           1999
                      ----------      ----------
Raw Materials .....   $3,031,744      $3,943,701
Work in process....      843,654       1,432,074
                      ----------      ----------
                      $3,875,398      $5,375,775
                      ==========      ==========

4. Property, Plant and Equipment

     Property, plant and equipment, at cost, consist of the following:

                                                           December 31,
                                                  --------------------------
                                                       1998           1999
                                                  ------------  ------------
Land ...........................................  $  2,842,205  $  2,998,006
Buildings and improvements .....................    18,254,125    34,129,309
Machinery and equipment ........................    80,348,167    85,165,991
Transportation equipment .......................     4,348,608     4,945,816
                                                  ------------  ------------
                                                   105,793,105   127,239,122
Less:  Accumulated depreciation and amortization    35,504,440    45,296,379
                                                  ------------  ------------
                                                  $ 70,288,665  $ 81,942,743
                                                  ============  ============

     Included in other long-term assets are equipment deposits (see Note 8) in the amount of $9,786,394 and $5,196,228 as of December 31, 1998 and 1999,
respectively.

     The  Company   leased   certain   printing   presses  under  capital  lease
arrangements. Included in machinery and equipment on the balance sheet are the following amounts under capital lease arrangements:

                                                                December 31,
                                                        ------------------------------
                                                            1998             1999
                                                        -----------    ---------------



Machinery and equipment ...........................     $13,158,305    $          --
Less:  Accumulated depreciation and amortization...       5,988,916               --
                                                        -----------    ---------------
                                                        $ 7,169,389    $          --
                                                        ===========    ===============

5. Debt

         Senior Subordinated Notes

     On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Notes") in a private offering. The Senior Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year, beginning on August 1, 1999. Net proceeds of approximately $101.0 million from the Senior Notes were used to repay substantially all short and long term debt facilities (discussed below) and capital leases existing at December 31, 1998 and to fund the acquisition of TechniGraphix (see Note 7) and working capital requirements. Although not due until 2009, the Senior Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. Until February 1, 2002, the Company may also redeem up to 25% of the Senior Notes at a price of 110.375% of their face amount with the net cash proceeds from one or more public equity offerings. If a third party acquires control of the Company, the Senior Note holders have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All of the current and future "restricted subsidiaries," as defined in the Senior Notes indenture, are guarantors of the Senior Notes on an uncollateralized senior subordinated basis (see Note 12). In May 1999, the Company completed the exchange of new registered 10 3/8% Senior Subordinated Notes for the original notes. The terms of the registered notes are equivalent to the original notes in all material respects.

     At December 31, 1998 and 1999, notes payable, which were substantially repaid in 1999 by the Senior Notes, consisted of the following:

                                          Maturity           December 31,
                                                      --------------------------
         Notes                              Date          1998           1999
         -----                          -----------   -----------    -----------

Bridge Notes ........................         2008    $40,000,000    $      --
Equipment Notes .....................    1999-2004     37,503,130         98,280
Former shareholder notes (see Note 9)         2000        252,000           --
Shareholder notes ...................       Demand        395,205           --
                                                      -----------    -----------
      Total .........................                  78,150,335         98,280
      Less current portion ..........                        --           45,684
                                                      -----------    -----------
      Long-term portion .............                 $78,150,335    $    52,596
                                                      ===========    ===========

     All December 31, 1998 amounts attributable to notes payable, revolving line of credit, term loans, equipment notes and obligations under capital leases were classified as noncurrent liabilities on the December 31, 1998 consolidated balance sheet as a result of the repayment of these facilities by the net proceeds of the Senior Notes.

         Revolving Line of Credit

     Prior to 1997, the Company entered into a joint $40.0 million Loan and Security Agreement ("the 1996 Loan Agreement") with two commercial banks. In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "1998 Loan Agreement") with a commercial bank for a three year $20,000,000 revolving credit facility, the proceeds of which were used to repay the balance of the previous revolving credit facility. Borrowings under the 1998 Loan Agreement are subject to a borrowing base as defined in the Agreement. The Company's unused availability under the 1998 Loan Agreement was $9,763,027 as of December 31, 1999. Borrowings under the 1998 Loan Agreement and Senior Notes are collateralized by all of the assets of the Company.

     Borrowings under the 1996 Loan Agreement bore interest at 8.5% during 1998. The 1998 Loan Agreement provides for interest at a base rate plus an applicable margin which varies depending on the Company's attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on the Company attaining certain leverage ratios and only if the Company is not in default of any of the covenants of the 1998 Loan Agreement. At December 31, 1998 and 1999, the interest rate on its borrowings was 9.75% and 10%, respectively.

     Included in accrued expenses is accrued interest in the amount of $4,664,455 and $343,520 as of December 31, 1999 and 1998, respectively.

         Compliance with Debt Covenants

     The 1998 Loan Agreement contains certain covenants that requires the Company to maintain certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain certain interest coverage and leverage ratios as defined in the 1998 Loan Agreement. As of December 31, 1999, the Company was not in compliance with the interest coverage ratio. On March 23, 2000, the Company and its lender amended the 1998 Loan Agreement effective December 31, 1999, which redefined the interest coverage ratio and brought the Company into compliance with this covenant as of December 31, 1999. As of December 31, 1999, the Company has not met the required consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million of additional indebtedness until the Company attains the consolidated coverage ratio as defined in the Senior Note agreement. The Senior Notes also contain limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, as well as limitations on additional Company and subsidiary debt, and requires the Company to maintain certain non-financial covenants.

         Fair Value

     The carrying value of the revolving line of credit, equipment notes and shareholder and former shareholder notes approximated their fair value at December 31, 1999. The fair value of the Senior Subordinated Notes at December 31, 1999, was approximately $100,275,000 and was estimated based on quoted market rate for instruments with similar terms and remaining maturities.

6. Income Taxes

     Provision (benefit) for income taxes is summarized as follows:


                                                                    For the year December 31,
                                                           ------------------------------------------
                                                               1997           1998           1999
                                                           -----------    -----------     -----------
Current:
     Federal ..........................................    $ 2,924,739    $   592,145     $(1,498,218)
     State ............................................        645,145        130,103        (331,255)
     State payments (refunds) resulting from changes in
        estimates on prior year returns ...............           --         (164,726)        111,456
                                                           -----------    -----------     -----------
                                                             3,569,884        557,522      (1,718,017)
                                                           -----------    -----------     -----------

Deferred:
     Federal ..........................................        268,103      1,190,866         550,903
     State ............................................         60,002        259,379         121,805
                                                           -----------    -----------     -----------
                                                               328,105      1,450,245         672,708
                                                           -----------    -----------     -----------
                                                           $ 3,897,989    $ 2,007,767     $(1,045,309)
                                                           ===========    ===========     ===========

     The source and tax effects of the temporary differences giving rise to the Company's net deferred tax liability are as follows:

                                                          December 31,
                                                 ---------------------------
                                                      1998             1999
                                                 -----------     -----------
Deferred income tax assets:
   Covenant not to compete ..................    $    42,792     $    31,828
   Allowance for doubtful accounts ..........        112,827         120,708
   Accrued liabilities ......................        306,002         459,507
   AMT Credit carryforward ..................           --           625,457
   Contribution and Loss Carryforward .......           --           295,575
                                                 -----------     -----------
        Total deferred income tax assets ....        461,621       1,533,075
                                                 -----------     -----------

Deferred income tax liabilities:
   Property and equipment ...................     (2,649,049)     (4,427,799)
   Inventory ................................        (81,258)        (50,549)
                                                 -----------     -----------
        Total deferred income tax liabilities     (2,730,307)     (4,478,348)
                                                 -----------     -----------
        Net deferred tax liability ..........    $(2,268,686)    $(2,945,273)
                                                 ===========     ===========

     As of December 31, 1999, the Company had net operating loss carryforwards of $514,000 expiring in 2018 and a contribution carryforward of $251,000 expiring in 2003.

     The provision (benefit) for income taxes differed from the amount of income tax determined by applying the applicable U.S. statutory rate to income before taxes as a result of the following:

                                           For the year ended December 31,
                                         ----------------------------------
                                            1997       1998       1999
                                           ------     ------     -------
Statutory U.S. rate .................       34.0%      34.0%     (34.0)%
State taxes net of federal benefit...        5.5        4.9       (2.3)
Goodwill amortization ...............        8.6       23.8       15.4
Other permanent differences .........       (1.6)       3.4        3.2
                                           ------     ------     -------
Effective tax rate ..................       46.5%      66.1%     (17.7)%
                                           ======     ======     =======

7.  Acquisitions

     On January 4, 1999, the Company acquired the outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City") and certain assets of Viking Leasing Partnership, a related party of Mid-City, for $10.8 million in cash and the assumption of $1.7 million of indebtedness. Mid-City, located in Lake Forest, Illinois, supplies book components primarily to the elementary and high school textbook segment of the book publishing market. Mid-City was merged into the Company and does not exist as a subsidiary. On February 12, 1999, the Company acquired the outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix") for a purchase price of $7.3 million. TechniGraphix is a producer of print-on-demand books formerly located in Sterling, Virginia. These transactions were accounted for as purchase business combinations.

     The following unaudited pro forma information sets forth the consolidated results of operations of the Company for the year ended December 31, 1998 had the acquisitions of Mid-City and TechniGraphix occurred on January 1, 1998. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the combination had been in effect on January 1, 1998. In addition, this information does not purport to be indicative of future results of operations of the consolidated entities.


               Net sales............................. $127,924,000
               Net loss.............................. $  (412,000)



8. Commitments and Contingencies

         Operating Leases

     The Company leases certain office, manufacturing facilities and equipment under operating leases. Lease terms generally range from 1 to 10 years with options to renew at varying terms. The leases generally provide for the lessee to pay taxes, maintenance, insurance and other operating costs of the leased property. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $1,914,650, $2,154,522 and $4,943,092 for the years ending December 31, 1997, 1998, and
1999, respectively.

     Future minimum lease payments under operating leases as of December 31, 1999 are as follows:

                     Total
                  -----------
2000 ........     $ 7,492,783
2001 ........       7,516,411
2002 ........       7,505,581
2003 ........       7,411,258
2004 ........       7,231,881
Thereafter...      14,594,327
                  -----------
                  $51,752,241
                  ===========

     Effective March 1, 2000, the Company sublet the TechniGraphix, Inc. manufacturing facility in Sterling, Virginia for the remainder of the term of the prime lease, and on the same terms as the prime lease. The Company remains liable under the terms of the prime lease in the event of a default by the subtenant.

         Legal Contingencies

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America ("Krause"), which is pending in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contends that the equipment has failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and is seeking recovery of the approximately $2.0 million paid to date on this equipment, which includes an amount for deposits on the balance of the equipment not yet delivered. As of December 31, 1999, the Company has included in other non-current assets a receivable from Krause of approximately $2.0 million. Krause has counterclaimed for $1.5 million for the balance of the purchase price for all the equipment (whether or not delivered), plus incidental charges. The Company has vigorously prosecuted its claims against Krause. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. Accordingly, the court ordered that after the conclusion of the trial with respect to the machines not delivered to the Company, Krause will be required to refund approximately $1.1 million to the Company, subject to Krause's right to appeal.

     The Company has filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. As of March 15, 2000, the Company was in the early stages of discovery.

     The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         Purchase Commitments

     The Company has contractual commitments totaling approximately $3.5 million for the purchase of various equipment.

9. Related Party Transactions

     In February 1995 the Company redeemed 2,000 shares from two former stockholders in accordance with a stockholders' agreement which has been subsequently terminated effective January 1, 1998. The total purchase price of $1,098,000 was being paid in monthly installments of $18,000 plus interest at 1.0% below the prime rate, but not less than 7.0% (7.8% at December 31, 1998). The balance due to these stockholders was $252,000 as of December 31, 1998, and was included in notes payable on the consolidated balance sheet. The debt was repaid in 1999.

     The Company formerly utilized the services of a law firm in which a former director of the Company is also a partner. The Company paid the law firm approximately $315,000, $514,000 and $127,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, included in accrued expenses is a payable to the law firm of $-0- and $51,948, respectively.

     Mr. Earl S. Wellschalger, director of the Company, is a partner in a law firm that served as counsel to the Company in 1999. During the year ended December 31, 1999, the Company paid Mr. Wellschlager's law firm total fees of approximately $180,000 for legal services.

     The Company utilizes the services of a management consulting firm in which a director of the Company is also a principal. The Company paid the consulting firm approximately $31,000, $38,000 and $180,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, included in accrued expenses is a payable to the consulting firm of $-0- and $1,800, respectively.

     The  Company  purchases  raw  materials  from a supplier  in which a former director of the Company is President and CEO. The Company purchased approximately $11.5 million, $9.2 million and $9.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, $1,763,181 and $1,637,897, respectively, is owed to the supplier and is included in accounts payable.

     On December 31, 1998, the Company had outstanding $392,765 of demand notes payable to five stockholders of the Company, which were repaid in 1999, and which are included in current liabilities in the consolidated balance sheet at December 31, 1998. These notes bore interest at the rate of 12%. Interest expense paid to these stockholders totaled $12,635, $35,348 and $47,131 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has classified all the notes payable to the aforementioned stockholders as current liabilities.

10. Retirement Programs

     Phoenix Color Corp.'s Employee Stock Bonus and Ownership Plan (the "Plan") is the primary retirement program of the Company. Contributions to the Plan are made at the discretion of management. There was a $750,000 contribution made in the year ended December 31, 1997; however, no contribution was made in each of the years ended December 31, 1999 and 1998.

     The Company offers a 401(k) Employee Savings and Investment Plan to all employees of the Company who have completed at least one year of service (1,000 hours) during the plan year. The Company may, at its discretion, make contributions to the plan. No contributions were made to the plan during the three year period ended December 31, 1999.

11. Unaudited Quarterly Financial Data

                                                    Quarterly Financial Information

                              First           Second           Third            Fourth            Total
                           -----------      -----------      -----------      -----------     ------------
1999:
Net sales ............      33,303,845       35,860,929       36,266,441       35,907,152      141,338,367
Cost of sales ........      25,675,791       26,771,962       28,147,120       28,762,512      109,357,385
Income from operations       1,552,557        3,785,003        2,871,466          915,875        9,124,901
Net loss .............      (2,860,238)         (58,227)        (345,653)      (1,580,173)      (4,844,291)
1998:
Net sales ............      24,620,306       25,167,939       31,443,964       26,258,836      107,491,045
Cost of sales ........      19,973,761       19,143,343       20,791,748       20,718,187       80,627,039
Income from operations         846,919        1,983,586        5,076,207         (254,559)       7,652,153
Net (loss) income ....         (44,784)         569,790        1,707,431       (1,204,151)       1,028,286
1997:
Net sales ............      23,714,635       23,746,341       28,649,934       28,682,795      104,793,705
Cost of sales ........      16,804,341       16,930,950       19,668,733       20,317,606       73,721,630
Income from operations       2,618,666        2,615,599        4,815,143        2,876,381       12,925,789
Net (loss) income ....         759,319          827,800        1,996,567          897,858        4,481,544

12. Guarantor Subsidiaries:

     The following summarized consolidating financial information sets forth the information regarding the Company and its subsidiaries all of which are restricted subsidiaries (see Note 5) as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999:

                                                Phoenix         PCC
                                                 Color       Express    TechniGraphix  Phoenix (MD.)
                                                 Corp          Inc.           Inc.      Realty, LLC   Eliminations       Total
                                             ------------   ---------   -------------  -------------  -------------   -------------
Balance sheet information:
     December 31, 1999
           Current assets .................  $ 33,854,573   $  14,197    $ 1,476,905     $     --      $ (3,989,182)   $ 31,356,493
           Noncurrent assets ..............   119,729,718     181,652      7,041,909      2,038,789      (8,843,789)    120,148,279
           Current liabilities ............    19,956,706     636,407      4,516,055           --        (3,964,377)     21,144,791
           Noncurrent liabilities .........   117,836,764        --           52,596           --              --       117,889,360
     December 31, 1998
           Current assets .................    38,030,305      14,036           --             --          (780,892)     37,263,449
           Noncurrent assets ..............    94,837,998     342,908           --        2,038,789      (2,043,789)     95,175,906
           Current liabilities ............    17,071,415     787,147           --             --          (755,145)     17,103,417
           Noncurrent liabilities .........    98,053,426        --             --             --              --        98,053,426
Statement of operations information:
     December 31, 1999
           Sales ..........................   135,459,238     975,240      5,879,129           --          (975,240)    141,338,367
           Gross profit ...................    32,396,288      (4,090)      (229,660)          --          (181,556)     31,980,982
           Income (loss) from operations...     9,124,901     (10,355)    (2,198,911)          --         2,209,266       9,124,901
           Net loss  ......................    (4,844,291)    (10,355)    (2,850,444)          --         2,860,799      (4,844,291)
     December 31, 1998
           Sales ..........................   107,491,045     915,020           --             --          (915,020)    107,491,045
           Gross profit ...................    26,596,945    (241,697)          --             --           508,758      26,864,006
           Income (loss) from operations...     7,652,153    (256,889)          --             --           256,889       7,652,153
           Net income (loss) ..............     1,028,286    (256,889)          --             --           256,889       1,028,286
     December 31, 1997
           Sales ..........................   104,793,705     459,215           --             --          (459,215)    104,793,705
           Gross profit ...................    30,826,302    (169,170)          --             --           414,943      31,072,075
           Income (loss) from operations...    12,925,789    (178,314)          --             --           178,314      12,925,789
              Net income (loss) ...........     4,481,544    (178,314)          --             --           178,314       4,481,544

                      Report of Independent Accountants on

                          Financial Statement Schedule

To the Board of Directors of
Phoenix Color Corp.

Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, except for Note 5, as to which the date is March 23, 2000, included in this Annual Report on Form 10-K also included an audit of the financial statement schedule, Valuation and Qualifying Accounts, for each of the three fiscal years in the year ended December 31, 1999, which is also included in this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Baltimore,  Maryland
February 18, 2000,  except Note 5,
as to which the date is March 23, 2000

                         Schedule II - Valuation and Qualifying Accounts
               For Each of the three Years in the Period Ended December 31, 1999
                                       (in thousands)


                                                                                   Additions
                                                                       ----------------------------------
                                                           Balance     Charged to                           Balance
                                                             at          Costs      Rebates                   at
                                                          Beginning       and      Charged to                 End
                                                           of Year      Expenses     Sales     Deductions   of Year
                                                          ---------    ----------  ----------  ----------   -------
Description
-----------

Allowance for doubtful Accounts Receivable and Rebates

Year ended December 31, 1999 .........................     $  1,114     $   220     $   814     $ 1,029     $ 1,119
                                                           ========     =======     =======     =======     =======

Year ended December 31, 1998 .........................     $    674     $   150     $   823     $   533     $ 1,114
                                                           ========     =======     =======     =======     =======

Year ended December 31, 1997 .........................     $    687     $    --     $   533     $   546     $   674
                                                           ========     =======     =======     =======     =======