Form 10-Q
period 2000-03-31
PHOENIX COLOR CORP
filed 2000-05-15
CIK 1060279

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to _________

                          Commission File No. 333-50995

                               PHOENIX COLOR CORP.

             (Exact name of Registrant as specified in its charter)

                 Delaware                             22-2269911
                 --------                             ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

       540 Western Maryland Parkway
          Hagerstown, Maryland                           21740
       ----------------------------                      -----
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (301) 733-0018
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Index to Financial Statements
                          -----------------------------
                                                                        Page No.
                                                                        --------
Consolidated Balance Sheets                                                1
         December 31, 1999 and March 31, 2000


Consolidated Statements of Operations                                      2
         Three Months Ended March 31, 1999 and March 31, 2000


Consolidated Statements of Cash Flows                                      3
         Three Months Ended March 31, 1999 and March 31, 2000


Notes to Consolidated Financial Statements                                 4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31, 1999  March 31, 2000
                                                                                        (Audited)       (Unaudited)
                                                                                    -----------------  --------------
                                     ASSETS


Current assets:
      Cash and cash equivalents ....................................................   $     270,585    $     544,183
      Accounts receivable, net of allowance for doubtful accounts and rebates of
       $1,119,300 in 1999 and $746,507 in 2000 .....................................      21,184,283       22,412,269
      Inventory ....................................................................       5,375,775        5,548,010
      Income tax receivable ........................................................       2,827,423        3,514,823
      Prepaid expenses and other current assets ....................................       1,070,989          762,375
      Deferred income taxes ........................................................         627,438          627,438
                                                                                       -------------    -------------
            Total current assets ...................................................      31,356,493       33,409,098

Property, plant and equipment, net .................................................      81,942,743       82,274,102
Goodwill, net ......................................................................      24,905,065       24,153,376
Deferred financing costs, net ......................................................       4,171,005        4,040,913
Other assets .......................................................................       9,129,466       10,406,236
                                                                                       -------------    -------------
            Total assets ...........................................................   $ 151,504,772    $ 154,283,725
                                                                                       =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable ................................................................   $      45,684    $      13,290
      Accounts payable .............................................................      13,154,518       12,909,919
      Accrued expenses .............................................................       7,944,589        5,208,510
                                                                                       -------------    -------------
            Total current liabilities ..............................................      21,144,791       18,131,719

10 3/8% Senior subordinated notes ..................................................     105,000,000      105,000,000
Revolving line of credit ...........................................................       9,264,053       15,663,339
Notes payable ......................................................................          52,596           17,512
Deferred income taxes ..............................................................       3,572,711        3,572,711
                                                                                       -------------    -------------
            Total liabilities ......................................................     139,034,151      142,385,281
                                                                                       -------------    -------------

Commitments and contingencies (Note 8)

Stockholders' equity:
      Common Stock, Class A, voting, par value $0.01 per share, authorized
             20,000 shares, 14,560 issued shares, 11,100 outstanding shares ........             146              146
      Common Stock, Class B, non-voting, par value $0.01 per share, authorized
             200,000 shares, 9,794 issued shares, 7,794 outstanding shares .........              98               98
      Additional paid in capital ...................................................       2,126,804        2,126,804
      Retained earnings ............................................................      12,250,195       11,668,918
      Stock subscriptions receivable ...............................................        (137,392)        (128,292)
      Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares ....      (1,769,230)      (1,769,230)
                                                                                       -------------    -------------
            Total stockholders' equity .............................................      12,470,621       11,898,444
                                                                                       -------------    -------------
            Total liabilities & stockholders' equity ...............................   $ 151,504,772    $ 154,283,725
                                                                                       =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                      1999            2000
                                                   ------------    -------------

Net sales ......................................   $ 33,303,845    $ 36,283,486
Cost of sales ..................................     25,675,791      28,173,852
                                                   ------------    ------------
Gross profit ...................................      7,628,054       8,109,634
                                                   ------------    ------------
Operating expenses:
       Selling and marketing expenses ..........      1,921,806       1,664,425
       General and administrative expenses .....      4,153,691       4,426,548
                                                   ------------    ------------
Total operating expenses .......................      6,075,497       6,090,973
                                                   ------------    ------------
Income from operations .........................      1,552,557       2,018,661
Other expenses:
       Interest expense ........................      4,969,245       3,191,996
       Other (income) expense ..................       (239,450)         76,722
                                                   ------------    ------------
Loss before income taxes .......................     (3,177,238)     (1,250,057)
Income tax benefit .............................       (317,000)       (668,780)
                                                   ------------    ------------
Net loss .......................................   $ (2,860,238)   $   (581,277)
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Three Months Ended March 31,
                                                                                       -------------------------------
                                                                                            1999              2000
                                                                                       --------------   --------------
Operating activities
     Net loss ......................................................................   $  (2,860,238)   $    (581,277)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization of property, plant and equipment ...........       2,947,085        3,011,125
          Amortization of goodwill .................................................         717,980          751,689
          Amortization of deferred financing costs .................................       1,180,948          130,093
          Provision for uncollectible accounts .....................................            --             55,000
          Loss on disposal of assets ...............................................            --             91,714
     Increase (decrease)in cash resulting from changes in assets and liabilities:
          Accounts receivable ......................................................      (3,817,732)      (1,282,986)
          Inventory ................................................................         (55,044)        (172,235)
          Prepaid expenses and other assets ........................................         984,570          170,136
          Accounts payable .........................................................         134,141       (1,050,764)
          Accrued expenses .........................................................       2,088,743       (2,768,473)
          Income tax refund receivable .............................................        (359,102)        (687,400)
                                                                                       -------------    -------------
          Net cash (used in) provided by operating activities ......................         961,351       (2,333,378)
                                                                                       -------------    -------------
     Investing activities:
          Capital expenditures .....................................................        (458,404)      (2,618,850)
          Increase in equipment deposits ...........................................      (3,083,863)      (1,147,476)
          Purchase of businesses, net of cash acquired .............................     (17,617,055)            --
                                                                                       -------------    -------------
               Net cash used in investing activities ...............................     (21,159,322)      (3,766,326)
                                                                                       -------------    -------------
     Financing activities:
          Proceeds from issuance of senior subordinated notes ......................     105,000,000             --
          Net (repayments) borrowings from revolving line of credit ................      (9,139,949)       6,399,286
          Principal payments on long term borrowings ...............................     (77,978,502)         (35,084)
          Principal payments on capital lease obligations ..........................      (7,653,925)            --
          Debt financing costs .....................................................      (3,939,536)            --
          Payment of stock subscription ............................................           8,100            9,100
                                                                                       -------------    -------------
               Net cash provided by financing activities ...........................       6,296,188        6,373,302
                                                                                       -------------    -------------
               Net increase (decrease) in cash .....................................     (13,901,783)         273,598
     Cash and cash equivalents at beginning of period ..............................      14,834,035          270,585
                                                                                       -------------    -------------
     Cash and cash equivalents at end of period ....................................   $     932,252    $     544,183
                                                                                       =============    =============

     Non-cash investing and financing activities:

          Equipment included in accounts payable ...................................   $   6,610,968    $     806,165
                                                                                       =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation.

     The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations for the three month period ended March 31, 2000 and 1999. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial
Statements for the year ended December 31, 1999, included in the Company's Annual Report filed on Form 10-K.

2.       Inventory.

         Inventory consists of the following:

                     December 31, 1999    March 31, 2000
                     -----------------    --------------

Raw materials .......    $3,943,701         $4,038,524
Work in process .....     1,432,074          1,509,486
                         ----------         ----------
                         $5,375,775         $5,548,010
                         ==========         ==========


3.       Other Assets.

     Other assets at December 31, 1999 and March 31, 2000 include equipment deposits of $5,196,228 and $6,334,704, respectively.


4.       Accrued Expenses.

     Accrued expenses at December 31, 1999 and March 31, 2000 include accrued interest expense of $4,664,455 and $1,933,662, respectively.

5.       Acquisitions.

     On January 4, 1999, the Company acquired all of the issued and outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City") and certain assets of Viking Leasing Partnership, a related party of Mid-City, for $10.8 million in cash and the assumption of $1.7 million of indebtedness. Mid-City supplies book components primarily to the elementary and high school textbook segment of the book publishing market. Mid-City was merged into the Company and does not exist as a subsidiary. During the fourth quarter of 1999, the Company decided to relocate the Mid-City facility to Hagerstown, Maryland and completed the relocation in December 1999. On February 12, 1999, the Company acquired all of the issued and outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix"), a producer of print-on-demand books located in Sterling, Virginia, for a purchase price of $7.3 million. During the fourth quarter of 1999, the Company decided to relocate the TechniGraphix facility to Hagerstown, Maryland and completed the relocation in January 2000. These transactions have been accounted for as purchase business combinations.

6.       Debt.

     On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities and Exchange Commission. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Net proceeds of approximately $101.0 million from the Senior Subordinated Notes were used to repay substantially all outstanding short-term and long-term debt and capital leases existing at December 31, 1998, to fund the acquisition of TechniGraphix (see Note 5) and for working capital requirements. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. During March 1999, in connection with the issuance of the Senior Subordinated Notes, approximately $1,140,000 of deferred financing costs incurred in connection with a 1998 financing was written off. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt subject to certain financial covenants.

     In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility. Borrowings under the 1998 Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and compliance with certain financial covenants and ratios. The Company was not in compliance with its total leverage ratio contained in the Senior Credit

Facility for the compliance period ending March 31, 2000. The Company has obtained a waiver from its lending bank for its noncompliance with respect to this covenant for that period.

7.       Income Taxes.

     The effective income tax rate for the three month period ended March 31, 2000 of 53.5% differed from the 1999 year end rate of 17.7% primarily due to anticipated improvement in taxable income for the year 2000 compared with the loss for 1999.

8.       Commitments and Contingencies.

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

9.       Guarantor Subsidiaries.

     The following summary sets forth the information regarding the Company and its subsidiaries as of December 31, 1999 and March 31, 2000 and for each of the three months in the periods ended March 31, 1999 and 2000:

                                         Phoenix          PCC
                                          Color         Express     Technigraphix   Phoenix (MD.)
                                          Corp.           Inc.          Inc.        Realty, LLC    Eliminations       Total
                                     --------------   ----------   --------------  -------------- -------------  -------------
Balance sheet information
 March 31, 2000 (Unaudited)
  Current assets ................... $  36,058,314    $  19,229    $ 1,485,614     $     --       $(4,154,059)   $  33,409,098
  Noncurrent assets ................   120,456,010      135,242      7,088,375      2,038,789      (8,843,789)     120,874,627
  Current liabilities ..............    16,943,884      631,623      4,690,884           --        (4,134,672)      18,131,719
  Noncurrent liabilities ...........   124,236,050         --           17,512           --              --        124,253,562
 December 31, 1999 (Audited)
  Current assets ...................    33,854,573       14,197      1,476,905           --        (3,989,182)      31,356,493
  Noncurrent assets ................   119,729,718      181,652      7,041,909      2,038,789      (8,843,789)     120,148,279
  Current liabilities ..............    19,956,706      636,407      4,516,055           --        (3,964,377)      21,144,791
  Noncurrent liabilities ...........   117,836,764         --           52,596           --              --        117,889,360
Statement of operations
     information:
 March 31, 2000 (Unaudited)
  Sales ............................    34,956,944      251,278      1,326,542           --          (251,278)      36,283,486
  Gross profit .....................     8,763,571      (36,231)      (607,527)          --           (10,179)       8,109,634
  Income (loss) from operations ....     2,018,661      (36,514)      (974,036)          --         1,010,550        2,018,661
  Net (loss) income ................      (581,277)     (36,594)      (978,115)          --         1,014,709         (581,277)
 March 31, 1999 (Unaudited)
  Sales ............................    32,469,628      230,500        834,217           --          (230,500)      33,303,845
  Gross profit .....................     7,505,681      (24,277)       122,373           --            24,277        7,628,054
  Income (loss) from operations ....     1,552,577      (25,448)      (128,128)          --           153,576        1,552,577
  Net (loss) income ................    (2,860,238)     (25,448)      (134,452)          --           159,900       (2,860,238)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

Results of Operations

     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):



                                             Three Months Ended March 31,
                                    --------------------------------------------
                                      2000          %         1999          %
                                    --------     -------    --------     -------
Sales ........................      $  36.3       100.0     $  33.3       100.0
Cost of sales ................         28.2        77.6        25.7        77.2
Gross profit .................          8.1        22.4         7.6        22.8
Operating expenses ...........          6.1        16.8         6.1        18.3
Income from operations .......          2.0         5.6         1.5         4.5
Interest .....................          3.2         8.8         5.0        15.0
Other (income) expense .......          0.1         0.2        (0.2)       (0.6)
Loss before income taxes .....         (1.3)       (3.4)       (3.2)       (9.6)
Income tax benefit ...........         (0.7)       (1.8)       (0.3)       (0.9)
Net loss .....................         (0.6)       (1.6)       (2.9)       (8.7)

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net sales increased $3.0 million, or 9.0%, to $36.3 million for the quarter ended March 31, 2000, from $33.3 million for the same period in 1999. The increase was a result of higher sales at the Company's book manufacturing facilities in the juvenile and educational markets.

     Gross profit for the quarter ended March 31, 2000 increased $500,000, or 6.6%, to $8.1 million from $7.6 million for the same period in 1999. This increase was attributable to increased efficiencies in component manufacturing resulting in a decline in the percentage of material costs relative to net sales of 3.1% and a decline in the percentage of labor relative to sales of 1.1%. The percentage of gross profit relative to sales declined 0.4% to 22.4% from 22.8% primarily as a result of the new book manufacturing facility.

     Operating expenses were unchanged for the quarter ended March 31, 2000 remaining at $6.1 million for 2000 and 1999. This was primarily attributable to a reduction in freight and delivery costs.

     Interest expense decreased $1.8 million, or 36.0%, to $3.2 million for the quarter ended March 31, 2000, from $5.0 million for the same period in 1999. In the first quarter of 1999, the Company incurred one time charges of $2.7 million associated with the write off of deferred financing costs and prepayment premiums to repay equipment debt. If the one-time charges were excluded, interest expense would have increased $900,000, or 39.1%, to $3.2 million for the quarter ended March 31, 2000, from $2.3 million for the same period 1999. This increase was primarily the result of only two months of interest expense for the first quarter of 1999 compared to three months for 2000 as the Company's $105 million bond offering was consummated on February 2, 1999.

         The Company's effective tax rate, on an annualized basis, for the quarter ended March 31, 2000 was 53.5% compared to 10.0% for the same period in
     1999. The increase is primarily attributable to anticipated improvement in taxable income for the year 2000 compared with the loss for 1999.

     Net loss decreased $2.3 million to a loss of $581,000 for the quarter ended March 31, 2000 from $2.9 million for the same period in 1999. The change in net loss was due to the factors described above.

Liquidity and Capital Resources

     Cash flow during the first quarter of 2000 was approximately $274,000. Net cash from operating activities used $2.3 million, which consisted principally of depreciation and amortization charges of $3.9 million, offset by the loss of $581,000 and a $5.8 million investment in additional working capital. Net cash from investing activities used $3.8 million due to capital and equipment expenditures. Net cash provided by financing activities was $6.4 million, which is the borrowings on the revolver.

     Working capital increased $5.1 million to $15.3 million at March 31, 2000 from $10.2 million at December 31, 1999. This increase is primarily attributable to an increase in accounts receivable of $1.3 million, reduction in accrued interest of $2.7 million and reduction in accounts payable of $1.1 million.

     The Company's capital expenditures for 2000 are currently estimated to total approximately $7.0 million. Of this amount, $3.8 million has been expended during the three months ended March 31, 2000.

     The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and operating leases. The Company believes that funds generated from operations, together with existing cash and available credit under the Senior Credit Facility will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth over the next twelve months.

     If the Company were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. The Company has no current commitments or agreements with respect to any acquisitions.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company has some exposure to market risk based upon interest rate changes. Because approximately 93% of the Company's debt bears a fixed rate of interest, the Company's exposure is immaterial.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

         None.


Item 3. Defaults upon Senior Securities.

     The Company was not in compliance with its total leverage ratio contained in the Senior Credit Facility for the compliance period ending March 31, 2000. The Company has obtained a waiver from its lending bank for its noncompliance with respect to this covenant for that period.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.


Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.



Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
 2.1        Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
            Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership
            (schedules and exhibits omitted)**
 2.2        Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix,
            Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
 2.3        Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation*
 2.4        Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger
            Corp. (Delaware)*
 3.1        Certificate of Incorporation of the Company*
 3.2        By-Laws of the Company*
 4.1        Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
 4.2        Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase
            Manhattan Trust Company, National Association, Trustee**
 4.3        Registration Rights Agreement dated as of February 2, 1999 among the Company, the
            Guarantors and the Initial Purchasers**
 4.4        Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
 4.5        Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)**
 4.6        Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
 4.7        Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)**
10.1        Employment Agreement dated as of February 12, 1999 between the Company and Jack L.
            Tiner**
10.4(a)     Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and
            First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b)     First Amendment to Credit Agreement date March 31, 1999 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(c)     Second Amendment to Credit Agreement date March 23, 2000 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.5        Revolving Credit Note dated as of September 15, 1998 executed by the Company and the
            Guarantors**


Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
10.6        Master Security Agreement dated as of September 15, 1998 among the Company, the
            Guarantors and First Union National Bank as Collateral Agent (schedules omitted)***
10.7        Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National Bank, as Collateral Agent (schedules omitted)**
10.8        Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company
            (schedules omitted)**
10.10       Lease Agreement dated as of March 20, 1998 between the Company and Maurice M. Weill,
            Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond
            Road, Rockaway, NJ 07866**
10.11       Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty
            Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780**
10.12       Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory
            Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY
            11101**
27          Financial Data Schedule

------

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

**** Incorporated  by reference to the Company's 1999 Annual Form 10-K (Reg. No.
     333-50995), filed on March 30, 2000.

(b) Reports on Form 8-K.

     No report on Form 8-K was filed during the period reported upon.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2000

                                        PHOENIX COLOR CORP.




                                        By:      /s/ Louis LaSorsa
                                                 -------------------------------
                                                 Louis LaSorsa, Chairman
                                                 and Chief Executive Officer

                                        By:      /s/ Edward Lieberman
                                                 -------------------------------
                                                 Edward Lieberman
                                                 Chief Financial Officer
                                                 and Chief Accounting Officer