Form 10-Q
period 2000-06-30
PHOENIX COLOR CORP
filed 2000-08-14
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 2000

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                          Index to Financial Statements
                          -----------------------------

                                                                    Page No.
                                                                    --------

Consolidated Balance Sheets                                            1
        December 31, 1999 and June 30, 2000


Consolidated Statements of Operations                                  2
        Three and Six Months Ended June 30, 1999 and 2000


Consolidated Statements of Cash Flows                                  3
        Six Months Ended June 30, 1999 and 2000


Notes to Consolidated Financial Statements                             4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31, 1999  June 30, 2000
                                                                                      (Audited)       (Unaudited)
                                                                                  -----------------  -------------
                                                            ASSETS
Current assets:
      Cash and cash equivalents .................................................   $     270,585    $     734,687
      Accounts receivable, net of allowance for doubtful accounts and rebates of
       $1,119,300 in 1999 and $964,138 in 2000 ..................................      21,184,283       22,939,352
      Inventory .................................................................       5,375,775        6,571,719
      Income tax receivable .....................................................       2,827,423        2,611,239
      Prepaid expenses and other current assets .................................       1,070,989          887,074
      Deferred income taxes .....................................................         627,438          627,438
                                                                                    -------------    -------------
            Total current assets ................................................      31,356,493       34,371,509

Property, plant and equipment, net ..............................................      81,942,743       76,116,839
Goodwill, net ...................................................................      24,905,065       23,449,823
Deferred financing costs, net ...................................................       4,171,005        3,910,821
Other assets ....................................................................       9,129,466        9,958,714
                                                                                    -------------    -------------
            Total assets ........................................................   $ 151,504,772    $ 147,807,706
                                                                                    =============    =============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable .............................................................   $      45,684    $      13,077
      Accounts payable ..........................................................      13,154,518       11,975,533
      Accrued expenses ..........................................................       7,944,589        8,081,730
                                                                                    -------------    -------------
            Total current liabilities ...........................................      21,144,791       20,070,340

10 3/8% Senior subordinated notes ...............................................     105,000,000      105,000,000
Revolving line of credit ........................................................       9,264,053       10,931,486
MICRF Loan ......................................................................            --            500,000
Notes payable ...................................................................          52,596           14,142
Deferred income taxes ...........................................................       3,572,711           61,775
                                                                                    -------------    -------------
            Total liabilities ...................................................     139,034,151      136,577,743
                                                                                    -------------    -------------

Commitments and contingencies (Note 8)

Stockholders' equity:
      Common Stock, Class A, voting, par value $0.01 per share, authorized
            20,000 shares, 14,560 issued shares, 11,100 outstanding share .......             146              146
      Common Stock, Class B, non-voting, par value $0.01 per share, authorized
            200,000 shares, 9,794 issued shares, 7,794 outstanding shares .......              98               98
      Additional paid in capital ................................................       2,126,804        2,126,804
      Retained earnings .........................................................      12,250,195       10,990,837
      Stock subscriptions receivable ............................................        (137,392)        (118,692)
      Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares .      (1,769,230)      (1,769,230)
                                                                                    -------------    -------------
            Total stockholders' equity ..........................................      12,470,621       11,229,963
                                                                                    -------------    -------------
            Total liabilities & stockholders' equity ............................   $ 151,504,772    $ 147,807,706
                                                                                    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        (Unaudited)                      (Unaudited)
                                                Three Months Ended June 30,        Six Months Ended June 30,
                                              ------------------------------     -----------------------------
                                                   1999             2000             1999             2000
                                              -------------     ------------     ------------     ------------
Net sales ...................................  $ 35,860,929     $ 37,057,467     $ 69,164,774     $ 73,340,953
Cost of sales ...............................    26,771,962       29,141,035       52,447,753       57,314,887
                                               ------------     ------------     ------------     ------------
Gross profit ................................     9,088,967        7,916,432       16,717,021       16,026,066
                                               ------------     ------------     ------------     ------------
Operating expenses:
       Selling and marketing expenses .......     1,098,620        2,012,096        3,017,993        3,676,521
       General and administrative expenses ..     4,205,344        4,165,385        8,361,468        8,591,933
       Loss on sale of assets ...............       229,025        2,006,702          229,025        2,098,416
                                               ------------     ------------     ------------     ------------
Total operating expenses ....................     5,532,989        8,184,183       11,608,486       14,366,870
                                               ------------     ------------     ------------     ------------
Income (loss) from operations ...............     3,555,978         (267,751)       5,108,535        1,659,196
Other expenses:
       Interest expense .....................     3,592,412        3,263,586        8,561,657        6,455,582
       Other (income) expense ...............        29,348          (11,100)        (210,102)         (26,092)
                                               ------------     ------------     ------------     ------------
Loss before income taxes ....................       (65,782)      (3,520,237)      (3,243,020)      (4,770,294)
Income tax benefit ..........................        (7,555)      (2,590,894)        (324,555)      (3,510,936)
                                               ------------     ------------     ------------     ------------
Net loss ....................................  $    (58,227)    $   (929,343)    $ (2,918,465)    $ (1,259,358)
                                               ============     ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended June 30,
                                                                                        (Unaudited)      (Unaudited)
                                                                                           1999             2000
                                                                                      --------------    --------------
Operating activities
   Net loss ......................................................................    $  (2,918,465)    $  (1,259,358)
   Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization of property, plant and equipment .........        5,954,234         6,007,033
          Amortization of goodwill ...............................................        1,438,255         1,503,377
          Amortization of deferred financing costs ...............................        1,371,846           260,184
          Provision for uncollectible accounts ...................................           50,000           116,942
          Deferred income taxes ..................................................             --          (3,510,936)
          Loss on disposal of assets .............................................          229,025         2,098,416
   Increase (decrease) in cash resulting from changes in assets and liabilities:
          Accounts receivable ....................................................       (4,973,126)       (1,872,011)
          Inventory ..............................................................         (247,874)       (1,195,944)
          Prepaid expenses and other assets ......................................        1,124,136          (150,350)
          Accounts payable .......................................................         (367,470)       (1,692,576)
          Accrued expenses .......................................................        4,303,384           137,141
          Income tax refund receivable ...........................................         (372,439)          216,184
                                                                                      -------------     -------------
          Net cash provided by operating activities ..............................        5,591,506           658,102
                                                                                      -------------     -------------
   Investing activities:
          Proceeds from sale of equipment ........................................          850,000           825,000
          Capital expenditures ...................................................       (2,558,616)       (3,171,714)
          (Increase) decrease in equipment deposits ..............................      (14,627,423)           37,642
          Purchase of businesses, net of cash acquired ...........................      (17,617,055)             --
                                                                                      -------------     -------------
                 Net cash used in investing activities ...........................      (33,953,094)       (2,309,072)
                                                                                      -------------     -------------
   Financing activities:
          Proceeds from issuance of senior subordinated notes ....................      105,000,000              --
          Net (repayments) borrowings from revolving line of credit ..............       (1,007,678)        1,667,433
          Proceeds from MICRF loan ...............................................             --             500,000
          Principal payments on long term borrowings .............................      (78,023,804)          (71,061)
          Principal payments on capital lease obligations ........................       (7,653,925)             --
          Debt financing costs ...................................................       (4,135,123)             --
          Payment of stock subscription ..........................................           16,200            18,700
                                                                                      -------------     -------------
                 Net cash provided by financing activities .......................       14,195,670         2,115,072
                                                                                      -------------     -------------
                 Net (decrease) increase in cash .................................      (14,165,918)          464,102
   Cash and cash equivalents at beginning of period ..............................       14,834,035           270,585
                                                                                      -------------     -------------
   Cash and cash equivalents at end of period ....................................    $     668,117     $     734,687
                                                                                      =============     =============

   Non-cash investing and financing activities:
          Equipment included in accounts payable .................................    $   3,287,341     $     513,591
                                                                                      =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation.

        The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1999, included in the Company's Annual Report filed on Form 10-K.


2.      Inventory.

        Inventory consists of the following:

                                 December 31, 1999   June 30, 2000
                                 -----------------   -------------

        Raw materials ..........    $3,943,701         $4,841,889
        Work in process ........     1,432,074          1,729,830
                                    ----------         ----------
                                    $5,375,775         $6,571,719
                                    ==========         ==========


3.      Other Assets.

Other assets at December 31, 1999 and June 30, 2000 include equipment deposits of $5,196,228 and $5,158,586, respectively.


4.      Accrued Expenses.

        Accrued expenses at December 31, 1999 and June 30, 2000 include accrued interest expense of $4,664,455 and $4,622,754, respectively.

5.      Acquisitions.

        On January 4, 1999, the Company acquired all of the issued and outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City") and certain assets of Viking Leasing Partnership, a related party of Mid-City, for $10.8 million in cash and the assumption of $1.7 million of indebtedness. Mid-City supplies book components primarily to the elementary and high school textbook segment of the book publishing market. Mid-City was merged into the Company and does not exist as a subsidiary. During the fourth quarter of 1999, the Company decided to relocate the Mid-City facility to Hagerstown, Maryland and completed the relocation in December 1999. On February 12, 1999, the Company acquired all of the issued and outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix"), a producer of print-on-demand books located in Sterling, Virginia, for a purchase price of $7.3 million. During the fourth quarter of 1999, the Company decided to relocate the TechniGraphix facility to Hagerstown, Maryland and completed the relocation in January 2000. These transactions were accounted for as purchase business combinations.


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

        In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility. Borrowings under the 1998 Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility as amended in March 2000, contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and compliance with certain financial covenants and ratios. The Company was not in compliance with covenants regarding its total leverage, interest coverage and minimum EBITDA ratios contained in the Senior Credit Facility for the compliance period ending June 30, 2000. The Company has obtained a waiver from its lending bank for its noncompliance with respect to these covenants for that period.

        In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of June 30, 2000, the Company employed over 650 people in the state of Maryland.

7.      Income Taxes.

        The effective income tax rate for the six month period ended June 30, 2000 and 1999, was a benefit of 73.6% compared to a provision of 17.7%. The increase in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax income (loss).

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

        The Company has filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. As of June 30, 2000 the Company was in the early stages of discovery.

        The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

9.      Guarantor Subsidiaries.

        The following summary sets forth information regarding the Company and its subsidiaries as of December 31, 1999 and June 30, 2000 and for each of the six month periods ended June 30, 1999 and 2000:



                                             Phoenix          PCC
                                              Color         Express    Technigraphix   Phoenix (MD.)
                                               Corp.          Inc.          Inc.        Realty, LLC    Eliminations       Total
                                          --------------   ---------   -------------   -------------  --------------  -------------
Balance sheet information
 June 30, 2000 (Unaudited)
      Current assets .................    $  39,374,226    $  22,984    $ 1,535,556    $      --      $ (6,561,257)   $  34,371,509
      Noncurrent assets ..............      113,173,386      132,522      6,935,289      2,038,789      (8,843,789)     113,436,197
      Current liabilities ............       18,838,286      635,435      7,071,025           --        (6,474,406)      20,070,340
      Noncurrent liabilities .........      116,493,261         --           14,142           --              --        116,507,403
 December 31, 1999 (Audited)
      Current assets .................       33,854,573       14,197      1,476,905           --        (3,989,182)      31,356,493
      Noncurrent assets ..............      119,729,718      181,652      7,041,909      2,038,789      (8,843,789)     120,148,279
      Current liabilities ............       19,956,706      636,407      4,516,055           --        (3,964,377)      21,144,791
      Noncurrent liabilities .........      117,836,764         --           52,596           --              --        117,889,360
Statement of operations information:
 June 30, 2000 (Unaudited)
      Sales ..........................       70,856,649      532,238      2,484,304           --          (532,238)      73,340,953
      Gross profit (loss) ............       17,317,574      (39,759)    (1,214,158)          --           (37,591)      16,026,066
      Income (loss) from operations...        1,659,196      (39,207)    (2,148,725)          --         2,187,932        1,659,196
      Net (loss) income ..............       (1,259,358)     (39,372)    (2,571,654)          --         2,611,026       (1,259,358)
 June 30, 1999 (Unaudited)
      Sales ..........................       66,726,684      514,715      2,438,090           --          (514,715)      69,164,774
      Gross profit ...................       16,551,685       56,352        209,886           --          (100,902)      16,717,021
      Income (loss) from operations...        5,108,535       54,014       (580,238)          --           526,224        5,108,535
      Net (loss) income ..............       (2,918,465)      54,014       (875,101)          --           821,087       (2,918,465)



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


Results of Operations
        The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):



                                              Three Months Ended June 30,                 Six Months Ended June 30,
                                         -------------------------------------      --------------------------------------
                                           2000       %         1999      %           2000       %        1999        %
                                         --------   ------   --------   ------      --------   ------   --------   -------

Sales ..............................     $  37.0    100.0    $  35.9    100.0       $  73.3    100.0    $  69.2     100.0
Cost of sales ......................        29.1     78.6       26.8     74.7          57.3     78.2       52.5      75.9
Gross profit .......................         7.9     21.4        9.1     25.3          16.0     21.8       16.7      24.1
Operating expenses .................         8.2     22.2        5.5     15.3          14.4     19.6       11.6      16.8
Income from operations .............        (0.3)    (0.8)       3.6     10.0           1.6      2.2        5.1       7.3
Interest ...........................         3.2      8.7        3.7     10.3           6.4      8.7        8.6      12.4
Other (Income) expense .............          --       --         --       --            --       --       (0.3)     (0.5)
Income (loss) before income taxes...        (3.5)    (9.5)      (0.1)    (0.3)         (4.8)    (6.5)      (3.2)     (4.6)
Income tax provision ...............        (2.6)    (7.1)        --       --          (3.5)    (4.8)      (0.3)     (0.4)
Net income (loss) ..................        (0.9)    (2.4)      (0.1)    (0.3)         (1.3)    (1.8)      (2.9)     (4.2)


Three Months Ended June 30, 2000 and 1999

        Net sales increased $1.1 million, or 3.1% to $37.0 million for the three months ended June 30, 2000, from $35.9 million for the same period in 1999. The increase was a result of higher sales at the Company's book manufacturing facilities in the juvenile and educational markets.

        Gross profit decreased $1.2 million, or 13.2%, to $7.9 million for the three months ended June 30, 2000 from $9.1 million for the same period in 1999. This decrease is due to the operations of the Maryland book manufacturing and the print-on-demand divisions offset by increased efficiencies in the component manufacturing and juvenile book manufacturing divisions. The percentage of gross profit relative to sales declined 3.9% to 21.4% from 25.3% primarily as a result of inadequate sales and start up costs associated with the Maryland book manufacturing facility.

        Operating expenses increased $2.7 million, or 49.1%, to $8.2 million for the three months ended June 30, 2000 from $5.5 million for the same period in 1999. Operating expenses increased as a percent of sales to 22.2% for the three months ended June 30, 2000 from 15.3% for the same period in 1999. The increase in operating expenses in 2000 is due principally to the loss on the sale of certain assets. In addition, the Company incurred costs associated with increased sales personnel and customer support services for Maryland book manufacturing.

        Interest expense decreased $500,000, or 8.3%, to $3.2 million for the three months ended June 30, 2000, from $3.7 million for the same period in 1999. The decrease is attributed to more effective cash management.

        The Company's effective tax rate, on an annualized basis, for the quarter ended June 30, 2000 was a benefit of 73.6% compared to a provision of 10.0% for the same period in 1999. The increase in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax income (loss).

        Net loss increased $800,000 to a loss of $900,000 for the three months ended June 30, 2000 from $100,000 for the same period in 1999. The change in net loss was due to the factors described above.

Six Months Ended June 30, 2000 and 1999

        Net sales increased $4.1 million, or 5.9%, to $73.3 million for the three months ended June 30, 2000, from $69.2 million for the same period in 1999. The increase was a result of higher sales at the Company's thin book manufacturing and Maryland book manufacturing facilities.

        Gross profit decreased $700,000, or 4.8%, to $16.0 million for the six months ended June 30, 2000 from $16.7 million for the same period in 1999. The decrease is due to the operations of the Maryland book manufacturing and print-on-demand divisions offset by increased efficiencies in the component manufacturing and juvenile book manufacturing divisions. The percentage of gross profit relative to sales declined 2.3% to 21.8% from 24.1% primarily as a result of lack of sales and start up costs associated with new equipment installations at the Maryland book manufacturing facility.

        Operating expenses increased $2.8 million or 24.1%, to $14.4 million for the six months ended June 30, 2000 from $11.6 million for the same period in 1999. This increase is primarily attributable to losses incurred upon the sale of certain assets. In addition, the Company incurred additional costs associated with increased sales personnel, customer support personnel and other costs associated with the Maryland book manufacturing division.

         Interest expense decreased $2.2 million, or 25.6%, to $6.4 million for the six months ended June 30, 2000, from $8.6 million for the same period in 1999. In the first quarter of 1999, the Company incurred one time charges of $2.7 million associated with the write off of deferred financing costs and prepayment premiums to repay equipment debt. If the one-time charges were excluded, interest expense would have increased $600,000, or 10.2%, to $6.5 million for the six months ended June 30, 2000, from $5.9 million for the same period 1999. This increase was primarily the result of six months of interest expense for 2000 compared to five months for 1999 since the Company's $105 million bond offering was consummated on February 2, 1999.

        The Company's effective tax rate, on an annualized basis, for the six months ended June 30, 2000 was a benefit of 73.6% compared to a provision of 10.0% for the same period in 1999. The increase in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax income (loss).

        Net loss decreased $1.6 million or 55.2% to a loss of $1.3 million for the six months ended June 30, 2000 from $2.9 million for the same period in 1999. The change in net loss was due to the factors described above.

Liquidity and Capital Resources

        Cash flow during the first six months of 2000 was approximately $500,000. Net cash from operating activities provided approximately $700,000, which consisted principally of depreciation and amortization charges of $7.9 million, a non-cash loss on assets sold of $2.1 million offset by a net loss of $1.3 million, a deferred tax benefit of $3.5 million, and $4.6 million investment in additional working capital. Net cash from investing activities used $2.3 million due to capital and equipment expenditures. Net cash provided by financing activities was $2.1 million, which is primarily due to borrowings on the revolver.

        Working capital increased $4.1 million to $14.3 million at June 30, 2000 from $10.2 million at December 31, 1999. This increase is primarily attributable to an increase in accounts receivable of $1.7 million, an increase in inventory of $1.2 million, and a reduction in accounts payable of $1.2 million.

        The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and operating leases. The Company believes that funds generated from operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth over the next twelve months.

        If the Company were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. The Company has no current commitments or agreements with respect to any acquisitions.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        The Company has some exposure to market risk based upon interest rate changes. Because approximately 91% of the Company's debt bears a fixed rate of interest, the Company's exposure is immaterial.


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

        The Company has filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. As of June 30, 2000, the Company was in the early stages of discovery.

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


Item 2. Change in Securities and Use of Proceeds.

        None.


Item 3. Defaults upon Senior Securities.

        The Company was not in compliance with covenants regarding its total leverage ratio, its interest coverage ratio and its minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) contained in the Senior Credit Facility for the compliance period ending June 30, 2000. The Company has obtained a waiver from its lending bank for its noncompliance with respect to these covenants for the period.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.



Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
 2.1        Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
            Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership
            (schedules and exhibits omitted)**
 2.2        Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix,
            Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
 2.3        Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation*
 2.4        Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger
            Corp. (Delaware)*
 3.1        Certificate of Incorporation of the Company*
 3.2        By-Laws of the Company*
 4.1        Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
 4.2        Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase
            Manhattan Trust Company, National Association, Trustee**
 4.3        Registration Rights Agreement dated as of February 2, 1999 among the Company, the
            Guarantors and the Initial Purchasers**
 4.4        Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
 4.5        Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)**
 4.6        Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
 4.7        Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)**
10.1        Employment Agreement dated as of February 12, 1999 between the Company and Jack L.
            Tiner**
10.4(a)     Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and
            First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b)     First Amendment to Credit Agreement date March 31, 1999 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****



Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
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

DATE: August 11, 2000

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