Form 10-Q
period 2000-09-30
PHOENIX COLOR CORP
filed 2000-11-14
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                          Index to Financial Statements
                          -----------------------------
                                                                      Page No.
                                                                      --------

Consolidated Balance Sheets                                               1
         December 31, 1999 and September 30, 2000


Consolidated Statements of Operations                                     2
         Three and Nine Months Ended September 30, 1999 and 2000


Consolidated Statements of Cash Flows                                     3
         Nine Months Ended September 30, 1999 and 2000


Notes to Consolidated Financial Statements                                4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                       December 31, 1999   September 30, 2000
                                                                                           (Audited)          (Unaudited)
                                                                                       -----------------   ------------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ...................................................      $     270,585        $     360,899
      Accounts receivable, net of allowance for doubtful accounts and rebates of
       $1,119,300 in 1999 and $1,231,172 in 2000 ..................................         21,184,283           26,305,030
      Inventory ...................................................................          5,375,775            6,114,374
      Income tax receivable .......................................................          2,827,423            2,632,129
      Prepaid expenses and other current assets ...................................          1,070,989              889,254
      Deferred income taxes .......................................................            627,438              627,438
                                                                                         -------------        -------------
            Total current assets ..................................................         31,356,493           36,929,124

Property, plant and equipment, net ................................................         81,942,743           74,677,247
Goodwill, net .....................................................................         24,905,065           16,654,379
Deferred financing costs, net .....................................................          4,171,005            3,780,729
Deferred income taxes .............................................................               --              2,044,218
Other assets ......................................................................          9,129,466            8,036,308
                                                                                         -------------        -------------
            Total assets ..........................................................      $ 151,504,772        $ 142,122,005
                                                                                         =============        =============



                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable ...............................................................      $      45,684        $      13,077
      Accounts payable ............................................................         13,154,518           11,552,182
      Accrued expenses ............................................................          7,944,589            9,244,470
                                                                                         -------------        -------------
            Total current liabilities .............................................         21,144,791           20,809,729


10 3/8% Senior subordinated notes .................................................        105,000,000          105,000,000
Revolving line of credit ..........................................................          9,264,053           15,137,927
MICRF Loan ........................................................................               --                500,000
Notes payable .....................................................................             52,596               10,966
Deferred income taxes .............................................................          3,572,711                 --
                                                                                         -------------        -------------
            Total liabilities .....................................................        139,034,151          141,458,622
                                                                                         -------------        -------------

Commitments and contingencies (Note 8)

Stockholders' equity
      Common Stock, Class A, voting, par value $0.01 per share, authorized
             20,000 shares, 14,560 issued shares, 11,100 outstanding shares .......                146                  146
      Common Stock, Class B, non-voting, par value $0.01 per share, authorized
             200,000 shares, 9,794 issued shares, 7,794 outstanding shares ........                 98                   98
      Additional paid in capital ..................................................          2,126,804            2,126,804
      Retained earnings ...........................................................         12,250,195              414,657
      Stock subscriptions receivable ..............................................           (137,392)            (109,092)
      Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares ...         (1,769,230)          (1,769,230)
                                                                                         -------------        -------------
            Total stockholders' equity ............................................         12,470,621              663,383
                                                                                         -------------        -------------
            Total liabilities & stockholders' equity ..............................      $ 151,504,772        $ 142,122,005
                                                                                         =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)                           (Unaudited)
                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                    --------------------------------      --------------------------------
                                                         1999               2000                1999              2000
                                                    -------------      -------------      -------------      -------------
Net sales .......................................   $  36,266,441      $  40,631,522      $ 105,431,215      $ 113,972,475
Cost of sales ...................................      28,147,120         32,174,986         80,594,873         89,489,873
                                                    -------------      -------------      -------------      -------------
Gross profit ....................................       8,119,321          8,456,536         24,836,342         24,482,602
                                                    -------------      -------------      -------------      -------------
Operating expenses:
         Selling and marketing expenses .........       1,136,243          1,938,298          4,154,236          5,614,819
         General and administrative expenses ....       4,111,612          4,585,477         12,473,080         13,177,410
         Gain (loss) on sale of assets ..........         (22,652)              --              206,373          2,098,416
         Restructuring Charge ...................            --           11,425,000               --           11,425,000
                                                    -------------      -------------      -------------      -------------
Total operating expenses ........................       5,225,203         17,948,775         16,833,689         32,315,645
                                                    -------------      -------------      -------------      -------------
Income (loss) from operations ...................       2,894,118         (9,492,239)         8,002,653         (7,833,043)
Other expenses:
         Interest expense .......................       3,282,271          3,267,195         11,843,928          9,722,777
         Other income ...........................          (4,375)           (77,261)          (214,477)          (103,353)
                                                    -------------      -------------      -------------      -------------
Loss before income taxes ........................        (383,778)       (12,682,173)        (3,626,798)       (17,452,467)
Income tax benefit ..............................         (38,125)        (2,105,993)          (362,680)        (5,616,929)
                                                    -------------      -------------      -------------      -------------
Net loss ........................................   $    (345,653)     $ (10,576,180)     $  (3,264,118)     $ (11,835,538)
                                                    =============      =============      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                    Nine Months Ended September 30,
                                                                                                   (Unaudited)         (Unaudited)
                                                                                                        1999              2000
                                                                                                  --------------     --------------
Operating activities
    Net loss ................................................................................     $  (3,264,118)     $ (11,835,538)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
           Depreciation and amortization of property, plant and equipment ...................         9,182,507          9,083,331
           Amortization of goodwill .........................................................         2,177,918          2,255,066
           Amortization of deferred financing costs .........................................         1,499,971            390,276
           Provision for uncollectible accounts .............................................           150,000            485,000
           Deferred income taxes ............................................................              --           (5,616,929)
           Loss on disposal of assets .......................................................           206,373          2,098,416
           Impairment loss on restructuring .................................................              --            7,461,307
    Increase  (decrease)  in cash  resulting  from  changes  in  assets  and liabilities:
         Accounts receivable ................................................................        (5,626,457)        (5,605,747)
         Inventory ..........................................................................          (433,671)          (738,599)
         Prepaid expenses and other assets ..................................................         1,232,828           (564,887)
         Accounts payable ...................................................................        (2,663,859)        (2,078,351)
         Accrued expenses ...................................................................         1,048,637         (2,663,812)
         Accrual of expenses for restructuring charge .......................................              --            3,963,693
         Income refund receivable ...........................................................          (468,723)           195,294
                                                                                                  -------------      -------------
         Net cash provided by (used in) operating activities ................................         3,041,406         (3,171,480)
                                                                                                  -------------      -------------
    Investing activities:
           Proceeds from sale of equipment ..................................................           881,691            825,000
           Capital expenditures .............................................................       (12,908,884)        (5,355,684)
           Decrease in equipment deposits ...................................................              --            1,464,541
           Purchase of businesses, net of cash acquired .....................................       (17,617,055)              --
                                                                                                  -------------      -------------
                  Net cash used in investing activities .....................................       (29,644,248)        (3,066,143)
                                                                                                  -------------      -------------
    Financing activities:
           Proceeds from issuance of senior subordinated notes ..............................       105,000,000               --
           Net (repayments) borrowings from revolving line of credit ........................        (3,056,062)         5,873,874
           Proceeds from MICRF Loan .........................................................              --              500,000
           Principal payments on long term borrowings .......................................       (78,180,014)           (74,237)
           Principal payments on capital lease obligations ..................................        (7,653,925)              --
           Debt financing costs .............................................................        (4,135,123)              --
           Payment of stock subscription ....................................................            24,300             28,300
                                                                                                  -------------      -------------
                  Net cash provided by financing activities .................................        11,999,176          6,327,937
                                                                                                  -------------      -------------
                  Net (decrease) increase in cash ...........................................       (14,603,666)            90,314
    Cash and cash equivalents at beginning of period ........................................        14,834,035            270,585

                                                                                                  -------------      -------------
    Cash and cash equivalents at end of period ..............................................     $     230,369      $     360,899
                                                                                                  =============      =============

    Non-cash investing and financing activities:
           Equipment included in accounts payable ...........................................     $   1,550,440      $     476,017
                                                                                                  =============      =============


         The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation.

         The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1999, included in the Company's Annual Report filed on Form 10-K.


2.       Inventory.

         Inventory consists of the following:



                                     December 31, 1999    September 30, 2000
                                     -----------------    ------------------

         Raw materials...............   $3,943,701            $3,818,674
         Work in process.............    1,432,074             2,295,700
                                        ----------            ----------
                                        $5,375,775            $6,114,374
                                        ==========            ==========


3.       Other Assets.

          Other assets at December 31, 1999 and September 30, 2000 include equipment deposits of $5,196,228 and $3,504,785, respectively.


4.       Accrued Expenses.

         Accrued expenses at December 31, 1999 and September 30, 2000 include accrued interest expense of $4,664,455 and $1,950,871, respectively.

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


6.       Restructuring

         In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involves the closing of Technigraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

         The  following   table  displays  the  activity  and  balances  of  the
restructuring accrual account from January 1, 2000 to September 30, 2000:



                            January 1,                                  September 30,
                              2000                                          2000
Type of Cost                 Balance        Additions     Deductions       Balance
                            ----------     ----------     ----------    -------------

Lease termination costs           --       $3,639,000           --       $3,639,000
Facility closings .....           --          325,000           --          325,000
                            ----------     ----------     ----------     ----------
     Total
                                  --       $3,964,000           --       $3,964,000
                            ==========     ==========     ==========     ==========




         Also included in restructuring and exit costs for the nine months ended September 30, 2000 were impairment charges of approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix and the Taunton, Massachusetts facility in which the carrying value is no longer supported by future cash flows.

     The  following   information  sets  forth  the  results  of  operations  of
TechniGraphix, Inc. for the following periods:




                        Three Months Ended               Nine Months Ended
                           September 30                     September 30
                     1999              2000             1999              2000
                  ------------     ------------     ------------     ------------
Net sales ....    $ 1,778,941      $   966,450      $ 4,217,031      $ 3,479,435
Net Loss .....    $  (673,753)     $(7,935,188)     $(1,452,135)     $(9,673,908)





7.       Debt.

         On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities Act of 1933. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Net proceeds of approximately $101.0 million from the Senior Subordinated Notes were used to repay substantially all outstanding short-term and long-term debt and capital leases existing at December 31, 1998, to fund the acquisition of TechniGraphix (see Note 5) and for working capital requirements. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. During March 1999, in connection with the issuance of the Senior Subordinated Notes, approximately $1,140,000 of deferred financing costs incurred in connection with a 1998 financing was written off. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt subject to certain financial covenants.

         In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility. Borrowings under the 1998 Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility as amended in March 2000, contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and compliance with certain financial covenants and ratios. As of September 30, 2000 the Company was not in compliance with covenants regarding its total leverage and interest coverage ratios and minimum EBITDA. On November 13, 2000, the Company and its lender amended the Senior Credit Facility effective September 30, 2000, which redefined the financial covenants to which the Company is subject, and brought the Company into compliance with these covenants as of September 30, 2000.

         In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of September 30, 2000, the Company employed over 650 people in the state of Maryland.

8.       Income Taxes.

         The effective income tax rate for the nine-month period ended September 30, 2000 and 1999, was a benefit of 32.2% compared to a benefit of 11.1%. The increase in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax loss.

9.       Commitments and Contingencies.

         In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 1999, and September 30, 2000 the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the pieces of equipment. A judgment has been entered against Krause America, Inc. subject to Krause's right to appeal.

         The Company has filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 paid in deposits, which are included in other non-current assets on the accompanying balance sheet, made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. As of September 30, 2000 the Company was in the early stages of discovery.

         The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows for any quarterly or annual period.

10.      Guarantor Subsidiaries.

         Phoenix Color Corp. ("Parent") currently has no independent operations and the guarantees made by all of its subsidiaries, which are all 100% owned, are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in the Parent's financial statements would be representative of the combined guarantors.


11.      New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. The Company is currently assessing the impact of SAB No. 101 on its results of operations.

     In June 1998, the FASB issued Statement No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instrument embedded in other contracts or hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not hold derivatives and as such, SFAS 133 will not have an impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

         The statements in this report that relate to future plans, expectations, events or performance, or which use forward-looking terminology such as "estimate" or "anticipate", contain forward-looking information. Actual results, events or performance may differ materially from such forward-looking statements due to a variety of factors, including the risk factors and other information presented in the Company's Registration Statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") File No. 333-50995, and which became effective on May 13, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations
         The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):



                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                    -----------------------------------     --------------------------------------
                                      2000        %      1999       %         2000        %       1999        %
                                    -------    ------  -------   ------     --------    ------  --------    ------

Sales ..........................    $ 40.6     100.0   $ 36.3    100.0      $ 114.0     100.0   $ 105.4     100.0
Cost of sales ..................      32.1      79.2     28.2     77.6         89.5      78.5      80.6      76.4
Gross profit ...................       8.5      20.8      8.1     22.4         24.5      21.5      24.8      23.6
Operating expenses .............      18.0      44.2      5.2     14.5         32.3      28.4      16.8      15.9
Income (loss) from operations...      (9.5)    (23.4)     2.9      7.9         (7.8)     (6.9)      8.0       7.7
Interest expense ...............       3.3       8.0      3.3      9.1          9.7       8.5      11.8      11.2
Other Income ...................      (0.1)     (0.2)      --       --         (0.1)     (0.1)     (0.2)     (0.1)
Loss before income taxes .......     (12.7)    (31.2)    (0.4)    (1.2)       (17.4)    (15.3)     (3.6)     (3.4)
Income tax benefit .............      (2.1)     (5.2)    (0.1)    (0.2)        (5.6)     (4.9)     (0.4)     (0.3)
Net loss .......................     (10.6)    (26.0)    (0.3)    (1.0)       (11.8)    (10.4)     (3.2)     (3.1)


Three Months Ended September 30, 2000 and 1999

         Net sales increased $4.3 million, or 11.8% to $40.6 million for the three months ended September 30, 2000, from $36.3 million for the same period in 1999. The increase was a result of higher sales at the Company's book manufacturing facilities.

         Gross profit increased $400,000, or 4.9%, to $8.5 million for the three months ended September 30, 2000 from $8.1 million for the same period in 1999. This increase is due to efficiencies in operations in component and thin book manufacturing operations offset by the Maryland book manufacturing and the print-on-demand operations. The percentage of gross profit relative to sales declined 1.6% to 20.8% from 22.4% primarily as a result of inadequate sales and manufacturing dislocations associated with the Maryland book manufacturing facility.

         Operating expenses increased $12.8 million, or 246.2%, to $18.0 million for the three months ended September 30, 2000 from $5.2 million for the same period in 1999. Operating expenses increased as a percent of sales to 44.2% for the three months ended September 30, 2000 from 14.5% for the same period in 1999. The increase in operating expenses of $1.0 million is due principally to costs of additional sales and customer service personnel associated with Maryland book manufacturing and increased delivery expenses. The Company closed its print-on-demand operations effective September 30, 2000, incurring a charge to operating expense of $10.3 million, consisting of a non-cash charge of $6.7 million for the write-down of goodwill and impairment of physical assets and an accrual of approximately $3.6 million for exit costs. The Company is also closing operations of it component facility in Taunton, Massachusetts effective December 1, 2000 and has recorded a charge to operating expenses of $1.1 million, consisting of a non-cash charge of $800,000 for physical asset impairment and an accrual of $300,000 for exit costs.

         The restructuring provision is not projected to yield a net cash savings in the year 2000, but is expected to yield annual cash savings of approximately $2.0 million in subsequent years. These savings will primarily be realized in manufacturing overhead, selling, general and administrative expenses.

         Interest expense remained unchanged at $3.3 million for the three months ended September 30, 2000, and 1999 respectively.

         The Company's effective tax rate, on an annualized basis, for the quarter ended September 30, 2000 was a benefit of 16.5% compared to a benefit of 25.0% for the same period in 1999. The decrease in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax loss.

         Net loss increased $10.3 million to $10.6 million for the three months ended September 30, 2000 from $300,000 for the same period in 1999. The change in net loss was due to the factors described above.

Nine Months Ended September 30, 2000 and 1999
         Net sales increased $8.6 million, or 8.2%, to $114.0 million for the nine months ended September 30, 2000, from $105.4 million for the same period in 1999. The increase was a result of higher sales at the Company's thin book manufacturing and Maryland book manufacturing facilities.

         Gross profit decreased $300,000, or 1.2%, to $24.5 million for the nine months ended September 30, 2000 from $24.8 million for the same period in 1999. The decrease is due to the operations of the Maryland book manufacturing and print-on-demand divisions offset by increased efficiencies in the component manufacturing and thin book manufacturing divisions. The percentage of gross profit relative to sales declined 2.1% to 21.5% from 23.6% primarily as a result of lack of sales and operating costs at the Maryland book manufacturing facility and print-on-demand operations.

         Operating expenses increased $15.5 million or 92.26%, to $32.3 million for the nine months ended September 30, 2000 from $16.8 million for the same period in 1999. This increase is primarily attributable to losses incurred upon the sale of certain assets and additional costs associated with increased sales personnel, customer support personnel and other costs. Operating costs also include a charge to income of $11.4 million for the closing of the Company's print-on-demand operations and the closing of the Taunton, Massachusetts component manufacturing facility as discussed above in Managements Discussion and Analysis for the three months ended September 30, 2000 and 1999.

          Interest expense decreased $2.1 million, or 17.8%, to $9.7 million for the nine months ended September 30, 2000, from $11.8 million for the same period in 1999. In the first quarter of 1999, the Company incurred one time charges of $2.7 million associated with the write off of deferred financing costs and prepayment premiums to repay equipment debt. If the one-time charges were excluded, interest expense would have increased $600,000, or 6.6%, to $9.7 million for the nine months ended September 30, 2000, from $9.1 million for the same period in 1999. This increase was primarily the result of nine months of interest expense for 2000 compared to eight months for 1999 due to the Company consummating its $105 million bond offering on February 2, 1999.

         The Company's effective tax rate, on an annualized basis, for the nine months ended September 30, 2000 was a benefit of 32.2% compared to a benefit of 11.1% for the same period in 1999. The increase in the effective rate is primarily attributable to the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax loss.

         Net loss increased $8.6 million or 268.8% to $11.8 million for the nine months ended September 30, 2000 from $3.2 million for the same period in 1999. The change in net loss was due to the factors described above.

Liquidity and Capital Resources

     Cash flow during the first nine months of 2000 was approximately $100,000. Net cash from operating activities used approximately $3.2 million, which consisted principally of a net loss of $11.8 million, investment in additional working capital of $7.5 million, a deferred tax benefit of $5.6 million offset by depreciation and amortization charges of $11.7 million, a non-cash loss on assets sold of $2.1 million, and a non-cash restructuring charge of $7.5 million. Net cash from investing activities used $3.1 million due to capital and equipment expenditures. Net cash provided by financing activities was $6.3 million, which is primarily due to borrowings on the Senior Credit Facility.

     Working capital increased $5.8 million to $16.1 million at September 30, 2000 from $10.3 million at December 31, 1999. This increase is primarily attributable to an increase in accounts receivable of $5.1 million, an increase in inventory of $700,000, a reduction in accounts payable of $1.6 million, offset by an increase in accrued liabilities of $1.3 million, which is primarily associated with restructuring costs.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 1999, and September 30, 2000 the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the pieces of equipment. A judgment has been entered against Krause America, Inc. subject to Krause's right to appeal.

         The Company has filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 paid in deposits, which are included in other non-current assets on the accompanying balance sheet, made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. As of September 30, 2000 the Company was in the early stages of discovery.

         The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows for any quarterly or annual period.


Item 2. Change in Securities and Use of Proceeds.

         None.


Item 3. Defaults upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.


Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
 2.1        Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
            Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership
            (schedules and exhibits omitted)**
 2.2        Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix,
            Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
 2.3        Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation*
 2.4        Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger
            Corp. (Delaware)*
 3.1        Certificate of Incorporation of the Company*
 3.2        By-Laws of the Company*
 4.1        Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
 4.2        Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase
            Manhattan Trust Company, National Association, Trustee**
 4.3        Registration Rights Agreement dated as of February 2, 1999 among the Company, the
            Guarantors and the Initial Purchasers**
 4.4        Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
 4.5        Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)**
 4.6        Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
 4.7        Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)**
10.1        Employment Agreement dated as of February 12, 1999 between the Company and Jack L.
            Tiner**
10.4(a)     Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and
            First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b)     First Amendment to Credit Agreement date March 31, 1999 by and among Phoenix



Exhibit
Number                                            Description
-------     --------------------------------------------------------------------------------------------
            Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(c)     Second Amendment to Credit Agreement date March 23, 2000 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(d)     Third Amendment to Credit Agreement date November 13, 2000 by and among Phoenix Color
            Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.
10.5        Revolving Credit Note dated as of September 15, 1998 executed by the Company and the
            Guarantors**
10.6        Master Security Agreement dated as of September 15, 1998 among the Company, the
            Guarantors and First Union National Bank as Collateral Agent (schedules omitted)***
10.7        Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National Bank, as Collateral Agent (schedules omitted)**
10.8        Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company
            (schedules omitted)**
10.10       Lease Agreement dated as of March 20, 1998 between the Company and Maurice M. Weill,
            Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond
            Road, Rockaway, NJ 07866**
10.11       Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty
            Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780**
10.12       Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory
            Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY
            11101**
27          Financial Data Schedule


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

**** Incorporated by reference to the Company's 1999 Annual Form 10-K,  filed on
     March 30, 2000.

(b) Reports on Form 8-K.

     No report on Form 8-K was filed during the period reported upon.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2000

                                       PHOENIX COLOR CORP.




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