Form 10-K
period 2000-12-31
PHOENIX COLOR CORP
filed 2001-04-02
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended                   333-50995
           December 31, 2000                      Commission File Number

                               PHOENIX COLOR CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-2269911
          (State of                        (I.R.S.  Employer Identification No.)
         incorporation)

      540 Western Maryland Parkway
      Hagerstown, Maryland                               21740
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of December 31, 2000, the Registrant had no capital stock or other securities registered under the Securities Exchange Act of 1934, as amended.

     As of March 15, 2001, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

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

Part III
  Item 10.   Directors and Executive Officers of the Registrant........... 16
  Item 11.   Executive Compensation....................................... 19
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................. 20
  Item 13.   Certain Relationships and Related Transactions............... 21

Part IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K................................................... 21


                                     PART I

ITEM 1.  BUSINESS

Overview

            Phoenix Color Corp. (the "Company" or "Phoenix Color") manufactures books and book components, which include book jackets, paperback covers, pre-printed case covers for hardcover books, illustrations, endpapers and inserts. The Company generates revenues primarily through the sale of book components to book publishers. The manufacture of book components requires high-quality, intricate work and specialized equipment, materials and finishes. Book publishers generally design book components to enhance the sales appeal of the books. As a result, many leading publishers rely on specialty printers such as Phoenix Color to supply high quality book components. The Company also produces book components for its book manufacturing operations, which print thin books, hard and soft cover books and print-on-demand books.

     In developing and growing our business, we have emphasized:

     o Technologically advanced prepress and manufacturing equipment and efficient production techniques;

     o Computer managed information systems that link all of our facilities and customers and furnish real time operating data;

     o    Fast   turnaround   times  made   possible  by  our   state-of-the-art
          manufacturing equipment, the strategic location of our four plants near major delivery points and the use of our own delivery trucks;

     o Long-term relationships with suppliers of important raw materials such as paper, laminating film and ink; and

     o    Highly motivated and trained sales personnel.


History

            Phoenix Color was founded in 1979 by a group of fifteen printing industry veterans, including Louis LaSorsa, its Chairman, President and Chief Executive Officer. Initially, the Company focused on supplying book components for the higher education and professional reference markets. In 1998, the Company increased its services to include book components for the general interest, religious and other markets of the book publishing industry, thin book and paperback book manufacturing and on-demand printing. Early operations were conducted in a single production facility in Long Island City, New York. In 1993, the Company moved the major portion of its business to Hagerstown, Maryland. In December 2000, the Company closed its book component manufacturing facility in Taunton, Massachusetts. We currently operate a total of four plants in the States of Maryland and New Jersey.

            The Company was incorporated in the State of New York in 1979 and reincorporated by merger in the State of Delaware in 1996. The Company's headquarters are at 540 Western Maryland Parkway, Hagerstown, Maryland 21740 and its telephone number is (301) 733-0018.


Acquisitions

            On January 4, 1999, the Company acquired all of the capital stock of Mid-City Lithographers, Inc., a specialty book component printer that was located in Lake Forest, Illinois, for a total purchase price of $12.5 million. During the fourth quarter of 1999, the Company decided to relocate the Mid-City facility to Hagerstown, Maryland and completed the relocation in December 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Mid-City sold book components primarily to the elementary and high school textbook publishing market, a market in which the Company had only a minor presence. As a result of the acquisition, the Company currently serves the elementary and high school textbook publishing market, which tends to be more active during the first half of the year. The other markets served by Phoenix Color tend to be more active during the second half of the year.

     On February 12, 1999, the Company acquired all of the capital stock of TechniGraphix, Inc., a producer of print-on-demand books that was located in Sterling, Virginia, for a total purchase price of $7.3 million. During the fourth quarter of 1999, the Company decided to relocate the TechniGraphix, Inc. facility to Hagerstown, Maryland and completed the relocation in January 2000. In September 2000, TechniGraphix, Inc. discontinued its print-on-demand operations. See "Restructuring" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Restructuring

            In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time restructuring charge totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts component facility in order to reduce costs and improve productivity. The restructuring charge included approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix, Inc. and the Taunton facility, in which the carrying value was no longer supported by future cash flows, $3.6 million for equipment lease termination costs and $325,000 for facility closing costs.

Manufacturing Operations and Technology

            Order Processing.

            Customer orders are received at the Company's various plant locations by physical delivery or electronic file transfer. Once entered into the Company's order processing system, a customer order is monitored on a real-time basis throughout the entire manufacturing process. At the time orders are entered, management allocates work orders among the Company's plants through the Company's data network to maximize plant efficiency and minimize operating cost.

            To limit the costs associated with maintaining inventory, many book publishers have instituted inventory controls that limit the amount of inventory held by them. As a result, specialty printers, such as the Company, are under increasing pressure to process orders quickly and efficiently. By investing in upgrades to the Company's printing equipment, digital communications and information network, the Company has been able to respond successfully to its customers' increasing demands. Further, the Company's printing facilities operate on a 24-hour basis, seven days a week. As an additional service, the Company provides real-time job status information to its customers over the Internet.

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

            Printing and Finishing Services.

            The Company manufactures book components, thin books, hard and soft cover books and print-on-demand books. The Company manufactures book components by using 20 modern high-speed, sheet-feed offset lithographic printing presses capable of printing up to eight colors in a single pass, some of which can print both sides of the sheet at the same time, and some with inline coaters. The Company protects manufactured book components by applying an ultraviolet liquid coating or laminating different types of film such as polypropelene and mylar. The Company also offers a complete array of in-house services, including foil stamping, selected and overall embossing, selected and overall liquid coatings and die cutting.

            The Company produces thin books in its manufacturing plant in New Jersey, which has two presses capable of printing up to ten colors on a single side or five colors on each side during a single pass. These presses employ roll stand technology, which sheets the paper as it enters the press, thereby eliminating the need to sheet paper off line and continually add paper to the feeder system of the press. The Company offers several varieties of binding styles including, smythe sewn, side sewn and thread seal for hard cover books in addition to gluing for both hard cover and soft cover books.

            The Company prints hard and soft cover books in its manufacturing plant in Maryland, which has three single color web presses and one two color web press. The Company's workflow for the production of paperback books is completely digital. In connection with the manufacture of books, the Company offers perfect binding, saddle wire binding and hard cover casing-in.

            In September 2000, the closing of TechniGraphix, Inc. significantly reduced the scope of the Company's print-on-demand capabilities from six sheet feed digital presses and three web feed digital presses to one digital web feed press. The Company continues to assemble print-on-demand books at a print facility in Hagerstown, Maryland and the Company is capable of producing finishing styles in perfect binding and hard cover flat back binding.

            Distribution and Logistics.

            The Company operates its own tractor-trailers to deliver a majority of its products. This enables the Company to reduce transportation costs and to save one or more days of delivery time in fulfilling customer requirements. The tractor-trailers are also used to distribute raw materials among the Company's manufacturing plants.

            Technology.

            The Company continues to invest in new technology to ensure modern highly efficient production capabilities. Quality and efficiency in conventional printing is augmented by computer-to-plate technology, which permits the creation of a printing plate directly from a digital file and eliminates the use of negative film. The Company uses computer-to-plate technology on new jobs, and traditional platemaking equipment for jobs where negative film had previously been created. The Company archives negative film and digital files to facilitate reorders. The Company also has state of the art printing presses, foil stamping presses, finishing equipment and binding equipment, most of which is less than five years old. Its binding equipment requires fewer workers to operate it than older bindery equipment.

            Before printing, the Company provides its customer a proof of the job, which must be approved by the customer. The Company has developed the Phoenix Colornet(R) system, a proprietary system that permits the electronic transfer of digital files within the Company's facilities and to its customers who have been provided with the Phoenix Colornet(R) system. Further, the Phoenix Colornet(R) system provides more reliable, consistently color-accurate, digital proofs. Virtually all of the Company's proofs for book components are generated digitally through its Phoenix Colornet(R) system. Proofs for book manufacturing consist of bound galleys, which are digitally printed and bound. The Company may also transfer files by mechanical transfer or through use of the Internet, in various formats, including PDF, HTML and FTP, among others.

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

            The Company generally obtains annual pricing commitments from its suppliers, but such commitments are not legally binding. Nevertheless, the Company's vendors have historically complied with commitments made to the Company. In the event of material price increases by vendors, the Company may pass such increases through to its customers.

            The Company uses centralized purchasing and storage for book component inventory at the Hagerstown, Maryland plants in order to control raw material costs. Further, the Company purchases paper in large rolls and converts the paper, using its own computerized sheeters, into sheets in the sizes required by its presses. By converting in excess of 30 million pounds of paper in-house annually, the Company is able to reduce paper costs, avoid delays in obtaining properly sized sheets and minimize the need to maintain an inventory of specific sheet paper sizes.


Markets

            The Company sells book components, thin books, hard and soft cover books and print-on-demand books to publishers in all segments of the book publishing market. Various segments of the book publishing market may respond to different economic and other factors, and declines in one or more segments in a given year may be offset by improvements in other segments. Accordingly, management views the Company's sales to a broad range of book publishing market segments as a competitive strength.

            Sales of book components by the Company represented 78.3% of the Company's net sales in 2000 and 86.9% of net sales in 1999. Sales of book components for use in general interest books accounted for 48.5% of the Company's net book component sales in each of the years 2000 and 1999. Sales of book components to publishers of educational materials accounted for 23.9% and 24.1% of net book component sales in 2000 and 1999, respectively, and sales to publishers of business-related books accounted for 8.1% and 9.3% of net book component sales in 2000 and 1999, respectively. Sales of book components to all other book publishers, including juvenile, computer and religious, accounted for 19.5% and 18.4% of net book component sales in 2000 and 1999, respectively.

            The Company began selling thin books to publishers of juvenile books in the fourth quarter of 1998. The Company is continuing to expand its customer base in both juvenile and non-juvenile customers, and currently has 107 active customers providing repetitive business. Sales of thin books represented 13.9% and 7.5% of the Company's net sales for the years ended December 31, 2000 and 1999, respectively.

            The Company began to sell paperback books in July 1999 and hard cover books in May 2000. Sales of hard and soft cover books represented 8.9% and 1.4% of the Company's net sales for the years ended December 31, 2000 and 1999, respectively. The Company manufactures hard and soft cover books for virtually all segments of the book publishing industry with over 150 active customers.

            TechniGraphix Inc., the Company's print-on-demand subsidiary operated for nine months of the year 2000, discontinuing operations in September 2000. Sales of print-on-demand books represented 2.0% and 4.2% of the Company's net sales for the years ended December 31, 2000 and 1999, respectively.


Customers

            The Company has a base of over 200 active customers,  including many of the leading publishing companies in the world. Among its largest customers are HarperCollins, Pearson Publishing, Simon & Schuster, Random House, Holtzbrink Publishers, McGraw-Hill, Time Warner, Thomson Learning, John Wiley & Sons, Microsoft, Houghton Mifflin, Oxford University Press, Walt Disney, Harcourt Brace and W.W. Norton, many of which have been customers of the Company since its inception in 1979. Many of these customers have decentralized operations in which purchasing decisions are made by various divisions. Pearson Publishing, HarperCollins Publishers and Random House Inc. accounted for 13.3%, 11.3% and 10.1% , respectively, of the Company's net sales in 2000. Pearson Publishing and HarperCollins Publishers accounted for 11.8% and 11.3%, respectively, of the Company's net sales in 1999. Our ten largest customers accounted for approximately 70.1% and 69.4% of net sales in 2000 and 1999, respectively.


Sales

            The Company has a direct sales force consisting of 33 sales representatives located throughout the U.S. The Company intends to expand its sales force to provide superior service to customers, to capture a greater share of the business from its existing publishing customers, and to identify and solicit new customers, including smaller regional publishers. The Company has established a marketing department apart from its sales department to promote its services, including participating in publishing industry trade shows.

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


Competition

            The printing industry in general, and the printing and manufacturing of books in particular, are extremely competitive. The Company faces competition from other printers, such as R.R. Donnelley, Quebecor/World and Banta Corporation, all of which have significantly larger revenues and assets than the Company. In addition, the Company competes with book component printers who offer similar services to the publishing industry, but none of which have complete book component services in house. Competitive factors in the printing of book components and the manufacture of complete books include price, quality, speed of production and delivery, use of technology and the ability to service specialized customer needs on a consistent basis.


Employees

            As of December 31, 2000, the Company had 899 employees, of whom 14 were engaged in management, 57 in finance, administration and billing, 116 in sales, sales support and customer service, 15 in information systems and technological development, 15 in transportation and 682 in manufacturing. None of the employees are represented by unions, and the Company believes it has satisfactory relations with its workforce.

ITEM 2.  PROPERTIES

            The Company's corporate and administrative offices are located in one of its two adjacent manufacturing facilities in Hagerstown, Maryland. The Company leases various manufacturing and regional sales offices. A summary of the location, size and nature of the principal facilities appears below:


                                                                                          Leased/Owned;        Square
Location                                       Use                                       Expiration Date       Footage
--------                                       ---                                     ------------------     --------
Hagerstown, MD ...........  Corporate offices; printing, prepress and finishing for      Owned                 114,000
                             book components
Hagerstown, MD ...........  Printing, prepress and finishing for book components         Owned                  86,000
New York City, NY ........  Prepress and sales                                           Leased; 10/31/09       11,000
Taunton, MA ..............  Discontinued operations                                      Leased; 12/31/12       53,000
Rockaway, NJ .............  Printing, prepress and finishing for complete books          Leased; 3/31/08        90,000
Hagerstown, MD ...........  Printing, prepress and binding for complete books            Owned                 170,000



ITEM 3.  LEGAL PROCEEDINGS

            In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. As of December 31, 1999 and 2000, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

            In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. The case is currently in the early stages of discovery.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            No established public trading market exists for the Company's Class A Common Stock or Class B Common Stock or any of its other securities. As of March 15, 2001, there were eleven holders of record of the Company's Class A Common Stock and two holders of record of the Company's Class B Common Stock.

            The Company did not declare or pay any dividends on its capital stock in the past three years. The Company expects to retain future earnings, if any, to finance the growth and development of its business. Thus, the Company does not intend to declare or pay dividends on its capital stock for the foreseeable future. Further, each of the Company's senior credit facility and the indenture under which the Company has issued 10 3/8% Senior Subordinated Notes restricts the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

            The following selected financial information is derived from our Consolidated Financial Statements and related Notes thereto as of December 31, 1996 through 2000 and for the years then ended. Our Consolidated Financial Statements for the years ended December 31, 1996 through 2000 have been audited by PricewaterhouseCoopers LLP, independent accountants. PricewaterhouseCoopers LLP's report on the Company's Consolidated Financial Statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 is included as Item 8 of this form 10-K. The selected consolidated financial information set forth below should be read with our Consolidated
Financial Statements, the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         Years Ended December 31,
                                                       -----------------------------------------------------------
                                                       1996(1)        1997       1998        1999(1)       2000
                                                       -------     --------    --------     --------    ----------
                                                                          (dollars in thousands)
Statement of Operations Data:
Sales ..............................................   $95,262     $104,794    $107,491     $141,338     $147,544
Cost of sales ......................................    71,116       73,722      80,627      109,357      117,874
Gross profit .......................................    24,146       31,072      26,864       31,981       29,670
Operating expenses:
Selling and marketing expenses .....................     6,089        5,881       6,278        5,688        7,494
General and administrative .........................     8,920       12,265      12,934       17,168       17,511
(Gain) loss on sale of assets (2) ..................      --           --          (133)         358        2,630
Restructuring charge (3) ...........................      --           --          --           --         11,425
Impairment loss (4) ................................     1,268         --          --           --           --
Total operating expenses ...........................    16,277       18,146      19,079       23,214       39,060
Income (loss) from operations ......................     7,869       12,926       7,785        8,767       (9,390)
Interest expense ...................................     4,937        4,484       5,076       14,939       12,943
Other (income) expense .............................      (241)          62        (327)        (283)        (116)
Income (loss) before income taxes: .................     3,173        8,380       3,036       (5,889)     (22,217)
Income tax (benefit) provision .....................     1,807        3,898       2,008       (1,045)      (7,055)
Net income (loss) ..................................   $ 1,366     $  4,482    $  1,028     ($ 4,844)    ($15,162)

Balance Sheet Data (at year end):
Cash and cash equivalents ..........................   $   158     $  1,045    $ 14,834     $    271     $    368
Total assets .......................................    76,113       84,993     132,440      151,505      133,072
Total debt (including capital lease obligations) ...    49,939       46,726      95,447      114,362      114,180
Total stockholders' equity (deficit) ...............    11,610       16,154      17,283       12,471       (2,653)
Other Financial Data:
Depreciation and amortization expense ..............   $ 8,389     $  9,142    $ 10,834     $ 17,174     $ 15,956
Capital expenditures (5) ...........................    11,052       15,131      48,168       17,871        6,839
EBITDA (6) .........................................    16,499       22,005      18,946       26,224        6,682
EBITDA margin (7) ..................................      17.3%        21.0%       17.6%        18.6%         4.5%
Ratio of earnings to fixed charges (8) .............      1.6x         2.7x        1.5x         --           --



(1) On February 1, 1996, the Company acquired New England Book Holding Corporation ("NEBC"). In January and February 1999, the Company acquired Mid-City Lithographers, Inc. and TechniGraphix, Inc., respectively. See
     Note 7 of Notes to Consolidated Financial Statements.

(2)  Reflects non-cash losses on sale of capital assets.

(3) Reflects a charge for closing the operations of TechniGraphix, Inc. and the Taunton, Massachusetts facility, of which approximately $7.5 million are non-cash expenses.

(4) Reflects the write-down of real estate assets held for sale to their estimated net realizable value.

(5)  Includes  property  and  equipment  financed  through  notes,  deposits and
     capital  leases.   See  Consolidated   Statements  of  Cash  Flows  in  the
     Consolidated Financial Statements.

(6) EBITDA represents net income of the Company before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis on which the Company assesses its financial performance, and certain covenants in the Company's borrowing agreements are tied to similar measurements. See Consolidated Statements of Cash Flows and Note 2 in Notes to Consolidated Financial Statements.

(7)  EBITDA margin represents EBITDA divided by sales.

(8) In calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (which includes amortization of deferred financing costs), whether expensed or capitalized, and that portion of rental expense estimated to be attributable to interest. For 1999 and 2000 the ratio of earnings to fixed charges was less than one-to-one. The dollar amount by which the earning, defined above, was insufficient to cover fixed charges was $6,316,000 and $22,217,000 in 1999 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the audited Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

Results of Operations

            The following table sets forth for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations:


                                                               Years Ended December 31,
                                             -------------------------------------------------------
                                                    1998               1999                  2000
                                             -----------------  ----------------   -----------------
                                                $          %       $          %       $         %
                                             -------    ------  -------    -----   -------    ------

Sales ...................................    107,491    100.0   141,338    100.0   147,544    100.0
Cost of sales ...........................     80,627     75.0   109,357     77.4   117,874     79.9
Gross profit ............................     26,864     25.0    31,981     22.6    29,670     20.1
Operating Expenses:
   Selling and marketing expenses .......      6,278      5.9     5,688      4.0     7,494      5.1
   General and administrative expenses...     12,934     12.0    17,168     12.1    17,511     11.9
   (Gain) loss on sale of assets ........       (133)    (0.1)      358      0.2     2,630      1.8
   Restructuring charge .................       --        --       --        --     11,425      7.7
Total operating expenses ................     19,079     17.8    23,214     16.3    39,060     26.5
Income (loss) from operations ...........      7,785      7.2     8,767      6.3    (9,390)    (6.4)
Interest expense ........................      5,076      4.7    14,939     10.6    12,943      8.8
Other (income) expense ..................       (327)     (.3)     (283)    (0.2)     (116)    (0.1)
Income (loss) before income taxes .......      3,036      2.8    (5,889)    (4.1)  (22,217)   (15.1)
Income tax (benefit) provision ..........      2,008      1.8    (1,045)    (0.7)   (7,055)    (4.8)
Net income (loss) .......................      1,028      1.0    (4,844)    (3.4)  (15,162)   (10.3)



Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

            Sales increased $6.2 million or 4.4% to $147.5 million for the year ended December 31, 2000 from $141.3 million for the same period in 1999. This increase was a result of higher sales of complete books manufactured in Rockaway, New Jersey and Hagerstown, Maryland, offset by lower sales of book components and print-on-demand books. Sales of complete books increased $21.1 million or 167.5% to $33.7 million for the year ended December 31, 2000 from $12.6 million for the same period in 1999.

            Gross profit decreased $2.3 million or 7.2% to $29.7 million for the year ended December 31, 2000, from $32.0 million for the same period in 1999, and the gross profit margin decreased to 20.1% for the year ended December 31, 2000 from 22.6% for the same period in 1999. The decline in gross profit margin resulted primarily from the operations of the Company's book manufacturing facility in Hagerstown, Maryland, which opened in July 1999, and the operations of its print-on-demand facility. The book manufacturing facility incurred $19.7 million of costs with offsetting sales of $13.1 million. The Company estimates the Maryland book manufacturing facility has the capacity to produce a sufficient amount of books to generate $35.0 million in sales with its current equipment.

            Operating expenses increased $15.9 million or 68.5% to $39.1 million for the year ended December 31, 2000, from $23.2 million for the same period in 1999. This increase is composed of a non-cash charge of $2.6 million on the sale of certain property, plant and equipment; a restructuring charge of $11.4 million associated with the closing of the print-on-demand facility and the Taunton, Massachusetts component facility; and $2.2 million associated with the increase in operating expenses due principally to costs of additional sales and customer service personnel, and their attendant expenses, associated with Maryland book manufacturing and increased delivery expenses. In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time restructuring charge totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts component facility in order to reduce costs and improve productivity. The restructuring charge included approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix, Inc. and the Taunton facility, in which the carrying value was no longer supported by future cash flows, $3.6 million for equipment lease termination costs and $325,000 for facility closing costs.

            Interest expense decreased $2.0 million or 13.2% to $12.9 million for the year ended December 31, 2000 from $14.9 million for the same period in 1999. Interest expense in 1999 included a one time charge of $1.1 million associated with the write off of finance costs on the 1998 bridge note with First Union National Bank (the "Bridge Note") and a charge of $1.6 million for prepayment premiums incurred in connection with the early repayment of equipment debt.

            The Company's effective tax rate was a benefit of 31.8% and 17.7% for the years ended December 31, 2000 and 1999, respectively. The change in the effective rate is primarily attributable to the increased net loss in 2000 compared to 1999 and the proportion of non-deductible amortization expense for goodwill resulting from certain acquisitions.

            Net loss increased $10.4 million to a loss of $15.2 million for the year ended December 31, 2000 from a loss of $4.8 million for the same period in 1999. The increase was due to the factors described above.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

            Sales increased $33.8 million or 31.4% to $141.3 million for the year ended December 31, 1999 from $107.5 million for the same period in 1998. This increase was a result of higher unit volume in book component sales, book manufacturing sales, and the Company's acquisitions of Mid-City Lithographers, Inc. and of TechniGraphix, Inc. in 1999.

     Grossprofit increased $5.1 million or 19.0% to $32.0 million for the year ended December 31, 1999, from $26.9 million for the same period in 1998, but the gross profit margin decreased to 22.6% for the year ended December 31, 1999 from 25.0% for the same period in 1998. The decline in gross profit margin resulted primarily from the operations of the Company's new thin book manufacturing facility in New Jersey, which opened in September 1998, and by the Company's new paperback book manufacturing facility in Maryland, which opened in July 1999. The thin book facility incurred $12.4 million of costs, of which $2.4 million represented depreciation, with sales of $10.6 million. The paperback book facility incurred $4.0 million of costs, including approximately $2.0 million excess capacity and start up costs with offsetting sales of $2.0 million. The Company estimates that the thin book facility, in Rockaway, New Jersey, has the capacity to produce a sufficient amount of books to generate $30.0 million in sales with its current equipment, and the paperback book facility has the capacity to produce a sufficient amount of books to generate $20.0 million in sales with its current equipment.

            Operating expenses increased $4.1 million or 21.5% to $23.2 million for the year ended December 31, 1999, from $19.1 million for the same period in 1998. This increase was attributable to expenses at the Mid-City and TechniGraphix, Inc. locations as well as the Company's new book manufacturing facilities in New Jersey and Maryland. Operating expenses decreased 1.7% as a percentage of sales to 16.2% for the year ended December 31, 1999 from 17.9% for the same period in 1998. In the fourth quarter of 1999, because of over capacity, the Company decided, to close the Mid-City facility and consolidate the Company's book components operations. The facility was closed by December 31, 1999 without incurring any significant exit costs. The Company also decided in the fourth quarter of 1999, to consolidate the operations of TechniGraphix, Inc. to provide for greater efficiencies and reduce overhead. The TechniGraphix, Inc. facility was closed by January 31, 2000 without incurring significant exit costs. The Company has sublet the facility on the same terms and conditions as the prime lease. The operations of Mid-City and TechniGraphix, Inc. were relocated to Company facilities in Hagerstown, Maryland. The Company estimates that the closing of these facilities will save the Company in excess of $2.0 million a year.

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

            The Company's effective tax rate was a benefit of 17.7% and a provision of 66.1% for the years ended December 31, 1999 and 1998, respectively. The change in the effective rate is primarily attributable to the net loss in 1999 and the proportion of non-deductible amortization expense for goodwill resulting from certain acquisitions.

            Net income declined $5.8 million to a loss of $4.8 million for the year ended December 31, 1999 from net income of $1.0 million for the same period in 1998. The decrease was due to the factors described above.

Liquidity and Capital Resources

            The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and capital and operating leases. Cash flows from operating activities amounted to $14.2 million for 1998, $6.6 million for 1999 and $6.0 million for 2000.

            On September 15, 1998, the Company entered into a three year $20.0 million revolving credit facility with First Union National Bank (the "Senior Credit Facility"). As of December 31, 2000, the outstanding aggregate principal of the senior credit facility was $8.7 million, bearing interest at the rate of 11.25% per annum. The Company's borrowings under the Senior Credit Facility are secured by substantially all of the Company's assets. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and require the Company to maintain certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain certain interest coverage and leverage ratios as defined in the Senior Credit Facility. As of December 31, 1999, the Company was not in compliance with the interest coverage ratio. On March 23, 2000, the Company and its lender amended the 1998 Loan Agreement effective December 31, 1999, which redefined the interest coverage ratio and brought the Company into compliance with this covenant as of December 31, 1999. The Senior Credit Facility was amended on November 13, 2000 to adjust financial covenants with which the Company was not in compliance. As of December 31, 2000, the Company was in compliance with the 1998 Loan Agreement as amended in November 2000. On March 30, 2001 the Senior Credit Facility was amended to extend its maturity date to March 31, 2002.

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

            The Company has operating lease arrangements for printing equipment. Rental expense related to such leases was approximately $540,000 for 1998, $3.2 million for 1999 and $5.8 million for 2000. The increase from 1998 to 1999 was substantially due to the operating leases for digital printing presses associated with the operations of TechniGraphix, Inc. The increase from 1999 to 2000 was substantially due to the operating leases for printing and binding equipment at the Maryland book manufacturing facility.

            Capital  expenditures  totaled $48.2 million for 1998, $16.5 million for 1999 and $6.8 million for 2000. The Company has traditionally invested in facilities and equipment to increase capacity, improve efficiency, maintain high levels of productivity and meet customer needs. Capital expenditures primarily have been for prepress, pressroom and finishing equipment and plant construction.

            The Company's capital expenditures for 2001 are currently estimated to total approximately $7.0 million. The expenditures are principally for the replacement of existing equipment including printing presses, finishing equipment and prepress equipment. The Company also intends to acquire through operating leases, $13.0 million of presses and bindery equipment for its book manufacturing facility in Hagerstown, Maryland. The Company has in place the necessary commitments for financing the operating leases. The Company believes that in 2001 funds generated from operations and funds available under the Senior Credit Facility will be sufficient to complete its capital expenditures and service its debt. As of December 31, 2000, the Company had not met the required consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million additional new indebtedness for capital expenditures until the Company attains the consolidated coverage ratio as defined in the Senior Note agreement.


Implication of New Accounting Pronouncements

            In June 1998, the FASB issued Statement No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not hold derivatives and, as such, SFAS 133 has not had an impact.

Forward Looking Statements

            The   statements  in  this  report  that  relate  to  future  plans, expectations, events or performance, or which use forward-looking terminology such as "estimate," "anticipate,", "intends," "will," "should," "expects," "believes," or "continue" contain forward-looking information. Actual results, events or performance may differ materially from such forward-looking statements, due to a variety of factors, including the risk factors and other information presented in the Company's Registration Statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") File No. 333-50995, and which became effective on May 13, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company has some exposure to market risk based upon interest rate changes. Because approximately 93% of the Company's debt bears a fixed rate of interest, the Company's exposure is immaterial.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The  financial   statements,   supplementary   data  and  report  of
independent public accountants are included as part of this Form 10-K on pages F-1 through F-19 and S-1 and S-2.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            No  change  of  accountants  or   disagreements  on  any  matter  of
accounting principles or financial statement disclosures have occurred within the last three years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Company's Board of Directors is composed of seven members, of which there are now six incumbents and one vacancy. Directors generally serve for one-year terms and until their successors are duly elected and qualified.

            The following table sets forth certain information regarding the Company's current directors and executive officers:

Directors and Executive Officers      Age                                  Positions
-----------------------------------   ---  -------------------------------------------------------------------------
Louis LaSorsa......................   54   Chairman, Chief Executive Officer and Director
Edward Lieberman...................   58   Executive Vice President, Chief Financial Officer, Secretary and Director
John Carbone.......................   42   Vice President, Manufacturing, Book Components, and Director
David Rubin........................   44   Director
Thomas Newell......................   57   Chief Information Officer
Earl S. Wellschlager...............   53   Director
Mitchell Weiss.....................   38   Vice President, Thin Print/Book Manufacturing, and Director


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

Earl S. Wellschlager has served as a director of the Company since March, 2000. Mr. Wellschlager is a partner at the law firm of Piper Marbury Rudnick & Wolfe LLP, specializing in general corporate law. He has served as an Adjunct Professor at the University of Maryland Law School and at the University of Baltimore School of Law.

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

Committees of the Board of Directors

     The Company has an audit committee consisting of its outside directors, Earl. S. Wellschlager and David Rubin.

     The  Company  has  a   compensation   committee   consisting   of  Earl  S.
Wellschlager,   David  Rubin  and  Mitchel  Weiss,  Vice  President,  Thin  Book
Manufacturing.



Employment Agreements

            None of the Company's officers have employment agreements.

Employee Stock Bonus and Ownership Plan

            The Company's Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") was established in 1980, initially as a profit-sharing, tax-qualified retirement plan, and later as a stock bonus plan. Employees become participants on any June 30 or December 31 after they complete one year of service. Annual Company contributions to the Stock Bonus Plan are discretionary, and have been made in the form of Company stock and cash. Contributions are allocated among all Stock Bonus Plan participants, based on the proportion which each participant's eligible compensation bears to the total compensation of all participants. Company contributions for participants become vested for each participant in equal installments over a six-year period of continuing service. The Trustees of the Stock Bonus Plan are Louis LaSorsa and Edward Lieberman, and the Stock Bonus Plan held 6,794 shares of Class B Common Stock of the Company as of December 31, 2000. The Class B Common Stock is non-voting stock. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the three years ended December 31, 2000 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company, including both fixed salary compensation and discretionary management incentive compensation ("Bonus"):

                           Summary Compensation Table


                                            Annual Compensation
                                            -------------------
                                                                Other Annual
Name and Principal Position     Year     Salary      Bonus      Compensation
---------------------------     ----    --------    --------    ------------
Louis LaSorsa..............     2000    $541,423    $451,540     $   -
Chief Executive Officer         1999     544,284     565,000         -
                                1998     549,979     422,652         -
Edward Lieberman...........     2000     368,457     230,770         -
Chief Financial Officer         1999     365,275     282,000         -
                                1998     361,350     226,326         -
Mitchel Weiss..............     2000     190,565     115,385         -
Vice President                  1999     193,109     113,744         -
                                1998     164,621      37,711         -
John Carbone...............     2000     273,447     230,770         -
Vice President                  1999     274,670     226,000         -
                                1998     267,315      94,303         -


            No information is presented for options, restricted stock awards, long-term incentive or other compensation because no such compensation has been awarded.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information with respect to the beneficial ownership of the Company's Class A and Class B Common Stock as of March 15, 2001 by (i) each person known by the Company to own beneficially more than five percent of the outstanding Class A Common Stock and Class B Common Stock, (ii) each director of the Company, (iii) each of the named executive officers listed under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them. The Company's capital stock is not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and, as a result, stockholders holding more than five percent of any class of the Company's capital stock are not required to file beneficial ownership reports with the Securities and Exchange Commission.


                                                    Class A(1)     %     Class B(2)      %      Total      %
                                                    ----------   ----    ----------    ----     -----    ----

  Louis LaSorsa...................................     1,000      9.0         580       7.4     1,580     8.4
  Edward Lieberman................................     1,000      9.0         405       5.2     1,405     7.4
  John Biancolli..................................     1,000      9.0         217       2.8     1,217     6.4
  John Carbone....................................     1,000      9.0         210       2.7     1,210     6.4
  Thomas Newell...................................     1,000      9.0         143       1.8     1,143     6.0
  Mitchell Weiss..................................     1,000      9.0         112       1.4     1,112     5.9
  Dion von der Lieth..............................     1,000      9.0          46       0.6     1,046     5.5
  Henry Burk......................................     1,000      9.0           -         -     1,000     5.3
  Ronald Burk.....................................     1,000      9.0           -         -     1,000     5.3
  Anthony DiMartino...............................     1,000      9.0         435       5.6     1,435     7.6
  Bruno Jung......................................     1,000      9.0         312       4.0     1,312     6.9
  Judith Lieberman................................         -        -       1,000      12.8     1,000     5.3
  David Rubin.....................................         -        -           -         -         -       -
  Earl S. Wellschlager............................         -        -           -         -         -       -
  Louis LaSorsa and Edward Lieberman, as Trustees
     under the Stock Bonus Plan(3)................         -        -       6,794      87.2     6,794    36.0
  All directors and executive officers as a group
     (7 persons)..................................     5,000     45.0       1,450      18.6     6,450    34.1


(1)  All Class A voting shares are held directly by the named individuals.

(2) Indicates each named individual's vested interest in Class B non-voting shares held in the Stock Bonus Plan, except for Judith Lieberman, whose Class B shares are held directly.

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

     Earl S. Wellschlager, a director of the Company, is a partner in a law firm that served as counsel to the Company in 1999 and 2000.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) The following consolidated financial statements of the Company are included in Item 8 of the Form 10-K Index to Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets at December 31, 1999 and December 31, 2000

     Consolidated Statements of Operations as of December 31, 1998, December 31, 1999 and December 31, 2000

     Consolidated Statements of Changes in Stockholders' Equity as of December 31, 1998, December 31, 1999 and December 31, 2000

     Consolidated Statements of Cash Flows as of December 31, 1998, December 31, 1999 and December 31, 2000

     Notes to Consolidated Financial Statements


(a)(2) Report of Independent Accountants on Financial Statement Schedule Valuation and Qualifying Accounts

          Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(a)(3)  See Item 14(c) of this Form 10-K

(b)         Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 2000.


(c)         Exhibits.


Exhibit                                                   Description
Number
-------     ----------------------------------------------------------------------------------------------------

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


Exhibit                                                   Description
Number
-------     ----------------------------------------------------------------------------------------------------
10.4(d)     Third Amendment to Credit Agreement date November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries,  and the  lenders  referenced  therein and First Union
            National Bank as issuer of letters of credit and agent.*****
10.4(e)     Fourth Amendment to Credit Agreement date March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries,  and the  lenders  referenced  therein and First Union
            National Bank as issuer of letters of credit and agent.
10.5        Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors**
10.6        Master  Security  Agreement dated as of September 15, 1998 among the
            Company,  the Guarantors and First Union National Bank as Collateral
            Agent (schedules omitted)***
10.7        Master Pledge  Agreement  dated as of September 15, 1998 executed by the  stockholders  of the Company in favor of First  Union  National
            Bank, as Collateral Agent (schedules omitted)**
10.8        Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company (schedules omitted**)
10.10       Lease  Agreement  dated as of March 20, 1998 between the Company and
            Maurice M. Weill, Trustee Under Indenture Dated December 6, 1984 for
            the facility located at 40 Green Pond Road, Rockaway, NJ 07866**
10.11       Lease  Agreement  dated as of March 31, 1997 between the Company and
            Constitution  Realty  Company,  LLC for the facility  located at 555
            Constitution Drive, Taunton, MA 02780**
10.12       Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory Holding Company,
            L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY 11101**
12.1        Statement regarding Ratios of Earnings to Fixed Charges
12.2        Statement concerning calculation of EBITDA
21.1        Subsidiaries of the Company
27          Financial Data Schedule


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

**** Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (Reg. No. 333-50995)

*****Incorporated  by reference in the Company's 1999  Quarterly  Report on Form
     10-Q filed on November 14, 2000. (Reg. No. 333-50995)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Phoenix Color Corp. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hagerstown, State of Maryland, on April 2, 2001.

                                            PHOENIX COLOR CORP.

                                   By:      /s/ Louis LaSorsa
                                            -------------------
                                            Louis LaSorsa
                                            Chairman and Chief Executive Officer

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


Signature                                            Title                                                    Date
---------                                            -----                                                    ----

/s/ Louis LaSorsa                           Chairman, Chief Executive Officer                             April 2, 2001
-------------------------                   and Director
Louis LaSorsa

/s/ Edward Lieberman                        Executive Vice President, Chief                               April 2, 2001
-------------------------                   Financial Officer, Secretary and Director
Edward Lieberman

/s/ John Carbone                            Vice President, Manufacturing, Book                           April 2, 2001
-------------------------                   Component Manufacturing, and Director
John Carbone

s/ Mitchel Weiss                            Vice President, Manufacturing, Thin Book                      April 2, 2001
-------------------------                   Manufacturing, and Director
Mitchel Weiss

/s/ Earl S. Wellschlager                    Director                                                      April 2, 2001
-------------------------
Earl S. Wellschlager

/s/ David Rubin                             Director                                                      April 2, 2001
-------------------------
David Rubin


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

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Report of Independent Accountants.......................................   F-2
Consolidated Balance Sheets.............................................   F-3
Consolidated Statements of Operations...................................   F-4
Consolidated Statements of Changes in Stockholders' Equity..............   F-5
Consolidated Statements of Cash Flows...................................   F-6
Notes to Consolidated Financial Statements..............................   F-8

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Phoenix Color Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phoenix Color Corp. and its subsidiaries (the "Company") as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  PricewaterhouseCoopers LLP



Baltimore,  Maryland
February 16, 2001,  except Note 5,
as to which the date is March 30, 2001

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    ------------------------------
                                                                                              December 31,
                                                                                    ------------------------------
                                                                                         1999             2000
                                                                                    -------------    -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ..................................................   $     270,585    $     367,866
     Accounts receivable, net of allowance for doubtful accounts and rebates of
         $1,119,300 in 1999 and $1,084,800 in 2000 ..............................      21,184,283       20,296,011
     Inventory ..................................................................       5,375,775        5,501,544
     Income tax receivable ......................................................       2,827,423          805,905
     Prepaid expenses and other current assets ..................................       1,070,989        1,321,909
     Deferred income taxes ......................................................         627,438        1,032,798
                                                                                    -------------    -------------
         Total current assets ...................................................      31,356,493       29,326,033

Property, plant and equipment, net ..............................................      81,942,743       73,552,022
Goodwill, net ...................................................................      24,905,065       15,984,065
Deferred financing costs, net ...................................................       4,171,005        3,650,637
Other assets ....................................................................       9,129,466       10,559,495
                                                                                    -------------    -------------
         Total assets ...........................................................   $ 151,504,772    $ 133,072,252
                                                                                    =============    =============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable ..............................................................   $      45,684    $      20,806
     Accounts payable ...........................................................      13,154,518       10,489,654
     Accrued expenses ...........................................................       7,944,589       11,055,808
                                                                                    -------------    -------------
         Total current liabilities ..............................................      21,144,791       21,566,268
10 3/8% Senior subordinated notes ...............................................     105,000,000      105,000,000
MICRF Loan ......................................................................            --            500,000
Revolving line of credit ........................................................       9,264,053        8,659,042
Notes payable ...................................................................          52,596             --
Deferred income taxes ...........................................................       3,572,711             --
                                                                                    -------------    -------------
         Total liabilities ......................................................     139,034,151      135,725,310
                                                                                    -------------    -------------

Commitments and contingencies
Stockholders' equity (deficit)
     Common Stock, Class A, voting, par value $0.01 per share, authorized
          20,000 shares, 14,560 issued shares and 11,100 outstanding shares .....             146              146
     Common Stock, Class B, non-voting, par value $0.01 per share, authorized
          200,000 shares, 9,794 issued shares and 7,794 outstanding shares ......              98               98
     Additional paid in capital .................................................       2,126,804        2,126,804
     Retained earnings (deficit) ................................................      12,250,195       (2,911,384)
     Stock subscriptions receivable .............................................        (137,392)         (99,492)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares ..      (1,769,230)      (1,769,230)
                                                                                    -------------    -------------
         Total stockholders' equity (deficit) ...................................      12,470,621       (2,653,058)
                                                                                    -------------    -------------
         Total liabilities & stockholders' equity ...............................   $ 151,504,772    $ 133,072,252
                                                                                    =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                -----------------------------------------------
                                                     1998             1999             2000
                                                -------------    -------------    -------------

Sales .....................................     $ 107,491,045    $ 141,338,367    $ 147,544,151
Cost of sales .............................        80,627,039      109,357,385      117,873,719
                                                -------------    -------------    -------------
Gross profit ..............................        26,864,006       31,980,982       29,670,432
                                                -------------    -------------    -------------
Operating expenses:
     Selling and marketing expenses .......         6,278,379        5,688,212        7,493,814
     General and administrative expenses...        12,933,474       17,167,869       17,510,857
     Loss (gain) on disposal of assets ....          (132,862)         358,174        2,630,285
     Restructuring charge .................              --               --         11,425,000
                                                -------------    -------------    -------------
Total operating expenses ..................        19,078,991       23,214,255       39,059,956
                                                -------------    -------------    -------------
Income (loss) from operations .............         7,785,015        8,766,727       (9,389,524)
Other expenses:
     Interest expense .....................         5,076,057       14,939,009       12,942,862
     Other income .........................          (327,095)        (282,682)        (115,807)
                                                -------------    -------------    -------------
Income (loss) before income taxes .........         3,036,053       (5,889,600)     (22,216,579)
Income tax provision (benefit) ............         2,007,767       (1,045,309)      (7,055,000)
                                                -------------    -------------    -------------
Net income (loss) .........................     $   1,028,286    $  (4,844,291)   $ (15,161,579)
                                                =============    =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock
                               ----------------------------                                                                Total
                                  Class A        Class B    Additional   Retained      Stock        Treasury Stock     Stockholders'
                               -------------  -------------  Paid-in     Earnings   Subscription  --------------------    Equity
                               Shares Amount  Shares Amount  Capital     (Deficit)   Receivable   Shares     Amount      (Deficit)
                               ------ ------  ------ ------ ---------- ------------ ------------  ------  ------------ -------------


Balance at December 31, 1997.. 14,560   $146   9,794    $98 $2,126,804 $16,066,200    $(270,544)   5,460  $(1,769,230)  $16,153,474
Payment of stock subscription.      -      -       -      -          -           -      100,752        -            -       100,752
Net income....................      -      -       -      -          -   1,028,286            -        -            -     1,028,286
                               ------ ------  ------ ------ ---------- ------------ ------------  ------  ------------ -------------

Balance at December 31, 1998.. 14,560    146   9,794     98  2,126,804  17,094,486     (169,792)   5,460   (1,769,230)   17,282,512
Payment of stock subscription.      -      -       -      -          -           -       32,400        -            -        32,400
Net loss......................      -      -       -      -          -  (4,844,291)           -        -            -    (4,844,291)
                               ------ ------  ------ ------ ---------- ------------ ------------  ------  ------------ -------------

Balance at December 31, 1999.. 14,560    146   9,794     98  2,126,804  12,250,195     (137,392)   5,460   (1,769,230)   12,470,621
Payment of stock subscription.      -      -       -      -          -           -       37,900        -            -        37,900
Net loss......................      -      -       -      -          - (15,161,579)           -        -            -   (15,161,579)
                               ------ ------  ------ ------ ---------- ------------ ------------  ------  ------------ -------------
Balance at December 31, 2000.. 14,560   $146   9,794    $98 $2,126,804 $(2,911,384)   $ (99,492)   5,460  $(1,769,230)  $(2,653,058)
                               ====== ======  ====== ====== ========== ============ ============  ======  ============ =============

     The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended December 31,
                                                                                   -----------------------------------------------
                                                                                        1998            1999              2000
                                                                                   -------------   --------------   --------------
Operating activities:
Net income (loss) ...........................................................      $  1,028,286    $  (4,844,291)   $ (15,161,579)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization of property, plant and equipment ............       8,710,352       12,513,790       12,510,539
    Amortization of goodwill ..................................................       2,123,529        3,122,712        2,925,380
    Amortization of deferred financing costs ..................................         210,000        1,537,684          520,369
    Provision for uncollectible accounts ......................................         150,000          220,000          485,000
    Deferred income taxes .....................................................       1,450,245          478,796       (7,344,934)
    Restructuring charge ......................................................            --               --          7,461,307
    Loss (gain) on disposal of assets .........................................        (132,862)         358,174        2,630,285
  Increase (decrease) in cash resulting from changes in assets and liabilities:
    Accounts receivable .......................................................       4,785,085       (4,490,823)         403,272
    Inventory .................................................................         512,878         (414,407)        (125,769)
    Prepaid expenses and other assets .........................................      (1,061,399)         442,553          (81,853)
    Accounts payable ..........................................................      (3,224,538)      (4,805,691)      (3,333,599)
    Accrued expenses ..........................................................        (542,561)       4,120,225        3,111,219
    Income tax refund receivable ..............................................         143,423       (1,593,869)       2,021,518
                                                                                   ------------    -------------    -------------
               Net cash provided by operating activities ......................      14,152,438        6,644,853        6,021,155
                                                                                   ------------    -------------    -------------
  Investing activities:
    Proceeds from sale of equipment ...........................................         876,247        1,362,607        1,059,306
    Capital expenditures ......................................................      (9,415,529)     (17,871,249)      (6,838,595)
    Increase in equipment deposits ............................................      (5,262,490)            --               --
    Purchase of businesses, net of cash acquired ..............................            --        (17,617,055)            --
                                                                                   ------------    -------------    -------------
               Net cash used in investing activities ..........................     (13,801,772)     (34,125,697)      (5,779,289)
                                                                                   ------------    -------------    -------------
  Financing activities:
    Proceeds from issuance of senior subordinated notes .......................            --        105,000,000             --
    Net payments on revolving line of credit ..................................      (3,000,520)      (2,103,449)        (605,011)
    Proceeds from long term borrowings ........................................      40,000,000             --            500,000
    Principal payments on long term borrowings ................................     (18,089,753)     (78,224,270)         (77,474)
    Principal payments on capital lease obligations ...........................      (3,679,350)      (7,653,925)            --
    Debt financing costs ......................................................      (1,892,726)      (4,133,362)            --
    Payment of stock subscription .............................................         100,752           32,400           37,900
                                                                                   ------------    -------------    -------------
               Net cash provided by (used in) financing activities ............      13,438,403       12,917,394         (144,585)
                                                                                   ------------    -------------    -------------
               Net increase (decrease) in cash ................................      13,789,069      (14,563,450)          97,281
    Cash and cash equivalents at beginning of year ............................       1,044,966       14,834,035          270,585
                                                                                   ------------    -------------    -------------
    Cash and cash equivalents at end of year ..................................    $ 14,834,035    $     270,585    $     367,866
                                                                                   ============    =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)


                                                                            Year Ended December 31,
                                                                 -------------------------------------------
                                                                      1998          1999           2000
                                                                 ------------   ------------   -------------
Supplemental cash flow disclosures:
      Cash paid for interest .................................   $  4,722,336   $  9,977,620   $ 12,477,684
      Cash paid for income taxes, net of (refunds) received...   $    414,099   $     67,892   $ (1,733,468)
Non-cash investing and financing activities:
 Equipment acquired under capital leases .....................   $    555,476   $       --     $       --
 Equipment acquired under notes payable ......................   $ 32,934,848   $       --     $       --
 Equipment and deposits included in accounts payable .........   $       --     $       --     $    592,230


Acquisitions:
      Fair value of assets acquired ..........................   $       --     $ 22,230,528   $       --
      Less:  Liabilities assumed and cash acquired ...........   $       --     $  4,613,473   $       --
                                                                 ------------   ------------   -------------
      Acquisitions net of cash acquired ......................   $       --     $ 17,617,055   $       --
                                                                 ============   ============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

         Phoenix Color Corp. (the "Company") manufactures book components, which include book jackets, paperback covers, pre-printed case covers, inserts and endpapers at its headquarters in Hagerstown, MD and complete books at its facilities in Rockaway, NJ and Hagerstown, MD. Customers consist of major publishing companies as well as smaller publishing companies throughout the United States.

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

         Customers that accounted for more than 10% of net sales or accounts receivable are as follows:


                                   Customers
                            -----------------------
                               A       B       C
                            ------  ------  ------
   Net Sales
        2000..............   11%      13%     10%
        1999..............   11%      12%     --
        1998..............   15%      15%     --

   Accounts receivable
        2000..............   --       --      --
        1999..............   --       --      --

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

         Intangible Assets

         Goodwill represents the excess of the purchase price (see Note 7) over the fair value of identifiable net tangible assets acquired and is being amortized using the straight-line method. Goodwill consists of $17.8 million associated with the 1996 acquisition of New England Book Holding Corporation, which is being amortized over eight years, and $9.9 million associated with the 1999 acquisitions of Mid-City Lithographers, Inc. and TechniGraphix, Inc., respectively, which is being amortized over twenty years. The Company periodically evaluates the carrying value of goodwill and recognizes impairment charges as required. In 2000, the Company closed its TechniGraphix, Inc. subsidiary and accordingly charged operations with the unamortized cost of acquired goodwill (see Note 8).

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

         Long-lived Assets

         The Company evaluates quarterly the recoverability of the carrying value of property and equipment and intangible assets. The Company considers historical performance and anticipated future results in its evaluation of any potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value.

         In 1998, the Company sold certain of its real estate holdings in Connecticut for approximately $87,000, which had been reflected on its balance sheet as assets held for sale at a net realizable value of $364,000. Accordingly, in 1998, the Company recognized a loss on the disposal of this asset of approximately $277,000. In 2000, the Company sold various assets, the carrying value of which exceeded the sales price, and accordingly the Company recognized a loss of approximately $2.6 million. In addition, in 2000, the Company restructured its operations, closing the Taunton, Massachusetts facility, and accordingly, charged income for the unamortized cost of leasehold improvements (see Note 8).

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

         Reclassifications

         Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

         Implication of New Accounting Pronouncements

         In June 1998, the FASB issued Statement No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15,2000. The Company does not hold derivatives and, as such, SFAS 133 has not had an impact.


3. Inventory

         Inventories consist of the following:



                             December 31,
                     -------------------------
                        1999           2000
                     -----------    ----------
Raw Materials ...... $3,943,701     $4,273,345
Work in process ....  1,432,074      1,228,199
                     ----------     ----------
                     $5,375,775     $5,501,544
                     ==========     ==========

4. Property, Plant and Equipment

         Property, plant and equipment, at cost, consist of the following:

                                                                  December 31,
                                                        -----------------------------
                                                             1999             2000
                                                        ------------     ------------

Land .................................................. $  2,998,006     $  2,998,006
Buildings and improvements ............................   34,129,309       33,015,751
Machinery and equipment ...............................   85,165,991       80,091,789
Transportation equipment ..............................    4,945,816        2,024,464
                                                        ------------     ------------
                                                         127,239,122      118,130,010

Less:  Accumulated depreciation and amortization ......   45,296,379       44,577,988
                                                        ------------     ------------
                                                        $ 81,942,743     $ 73,552,022
                                                        ============     ============

         Included in other long-term assets are equipment deposits (see Note 9) in the amount of $5,196,228 and $3,636,062 as of December 31, 1999 and 2000,
respectively.

5. Debt

At December 31, 1999 and 2000, notes payable consisted of the following:


                                  Maturity          December 31,
                                             ---------------------------
Notes                               Date         1999          2000
---------                         --------   ------------   ------------

Senior Subordinated Notes ......    2009     $105,000,000   $105,000,000
Revolving Line of Credit .......    2002        9,264,053      8,659,042
MICRF Loan .....................    2005             --          500,000
Equipment Notes ................    2001           98,280         20,806
                                             ------------   ------------
        Total ..................              114,362,333    114,179,848
        Less current portion ...                   45,684         20,806
                                             ------------   ------------
        Long-term portion ......             $114,316,649   $114,159,042
                                             ============   ============

Senior Subordinated Notes

         On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Notes") in a private offering. The Senior Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year, beginning on August 1, 1999. Net proceeds of approximately $101.0 million from the Senior Notes were used to repay substantially all short and long term debt facilities (discussed below) and capital leases existing at December 31, 1998 and to fund the acquisition of TechniGraphix (see Note 7) and working capital requirements. Although not due until 2009, the Senior Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. Until February 1, 2002, the Company may also redeem up to 25% of the Senior Notes at a price of 110.375% of their face amount with the net cash proceeds from one or more public equity offerings. If a third party acquires control of the Company, the Senior Note holders have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future "restricted subsidiaries," as defined in the Senior Notes indenture, are guarantors of the Senior Notes on an uncollateralized senior subordinated basis (see Note 12). In May 1999, the Company exchanged new registered 10 3/8% Senior Subordinated Notes for the original notes. The terms of the registered notes are equivalent to the original notes in all material respects.

         MICRF Loan

         In May 2000, the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2000, the Company employed over 720 people in the State of Maryland. The Company has included the principal amount of this loan in long term debt on the consolidated balance sheet at December 31, 2000.

         Revolving Line of Credit

         Prior to 1998, the Company entered into a joint $40.0 million Loan and Security Agreement ("the 1996 Loan Agreement") with two commercial banks. In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "1998 Loan Agreement") with a commercial bank for a three year $20,000,000 revolving credit facility, the proceeds of which were used to repay the balance of the previous revolving credit facility. Borrowings under the 1998 Loan Agreement are subject to a borrowing base as defined in the Agreement. The Company's unused availability under the 1998 Loan Agreement was $9,763,027 as of December 31, 2000. Borrowings under the 1998 Loan Agreement and Senior Notes are collateralized by all of the assets of the Company. On March 30, 2001 the Senior Credit Facility was amended to extend its maturity date to March 31, 2002.

         The 1998 Loan Agreement provides for interest at a base rate plus an applicable margin which varies depending on the Company's attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on the Company attaining certain leverage ratios and only if the Company is not in default of any of the covenants of the 1998 Loan Agreement. At December 31, 1999 and 2000, the weighted average interest rates on its borrowings were 10.8% and 10.6%, respectively.

         Included in accrued expenses is accrued interest in the amount of $4,558,462 and $4,664,445 as of December 31, 2000 and 1999, respectively.

         Compliance with Debt Covenants

         The 1998 Loan Agreement contains certain covenants that requires the Company to maintain certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain certain interest coverage and leverage ratios as defined in the 1998 Loan Agreement. As of December 31, 1999, the Company was not in compliance with the interest coverage ratio. On March 23, 2000, the Company and its lender amended the 1998 Loan Agreement effective December 31, 1999, which redefined the interest coverage ratio and brought the Company into compliance with this covenant as of December 31, 1999. The Senior Credit Facility was amended on November 13, 2000 to adjust financial covenants with which the Company was not in compliance. As of December 31, 2000, the Company was in compliance with the 1998 Loan Agreement as amended in November 2000. As of December 31, 1999 and 2000, the Company has not met the required consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million of additional new indebtedness until the Company attains the consolidated coverage ratio as defined in the Senior Note agreement. The Senior Notes also contain limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, as well as limitations on additional Company and subsidiary debt, and require the Company to maintain certain non-financial covenants.

         Fair Value

         The carrying value of the revolving line of credit, MICRF loan and equipment notes approximated their fair value at December 31, 2000. The fair value of the Senior Notes at December 31, 2000, was approximately $75,075,000 and was estimated based on quoted market rate for instruments with similar terms and remaining maturities.

6. Income Taxes

         Provision (benefit) for income taxes is summarized as follows:

                                                                         For the year December 31,
                                                              ------------------------------------------
                                                                  1998           1999          2000
                                                              ------------   ------------   ------------
Current:
   Federal .................................................  $   592,145    $(1,498,218)   $   237,439
   State ...................................................      130,103       (331,255)        52,495
   State payments (refunds) resulting from changes in
      estimates on prior year returns ......................     (164,726)       111,456           --
                                                              ------------   ------------   ------------
                                                                  557 522     (1,718,017)       289,934
                                                              ------------   ------------   ------------

Deferred:
   Federal .................................................    1,190,866        550,903     (6,015,010)
   State ...................................................      259,379        121,805     (1,329,924)
                                                              ------------   ------------   ------------
                                                                1,450,245        672,708     (7,344,934)
                                                              ------------   ------------   ------------
                                                              $ 2,007,767    $(1,045,309)   $(7,055,000)
                                                              ============   ============   ============


         The source and tax effects of the temporary differences giving rise to the Company's net deferred tax (liability) asset are as follows:

                                                              December 31,
                                                     ---------------------------
                                                         1999          2000
                                                     -----------    ------------
Deferred income tax assets:
   Covenant not to compete .......................   $    31,828    $    32,483
   Allowance for doubtful accounts ...............       120,708        209,299
   Accrued liabilities ...........................       459,507        779,061
   AMT credit carryforward .......................       625,457        625,457
   Contribution and loss carryforward ............       295,575      6,506,259
                                                     -----------    -----------
        Total deferred income tax assets .........     1,533,075      8,152,559
                                                     -----------    -----------

Deferred income tax liabilities:
   Property and equipment ........................    (4,427,799)    (3,723,474)
   Inventory .....................................       (50,549)       (29,424)
                                                     -----------    -----------
        Total deferred income tax liabilities ....    (4,478,348)    (3,752,898)
                                                     -----------    -----------
        Net deferred tax (liability) asset .......   $(2,945,273)   $ 4,399,661
                                                     ===========    ===========

         As  of  December  31,  2000,   the  Company  had  net  operating   loss
carryforwards of $18.8 million, which begins to expire in 2018, and a charitable contribution carryforward of $270,000, which begins to expire in 2003.

         The provision (benefit) for income taxes differed from the amount of income tax determined by applying the applicable U.S. statutory rate to income before taxes as a result of the following:


                                         For the year ended December 31,
                                         -------------------------------
                                          1998        1999        2000
                                         -------    --------    --------

Statutory U.S. rate ...................    34.0%     (34.0)%     (34.0)%
State taxes net of federal benefit ....     4.9       (2.3)       (3.9)
Goodwill amortization .................    23.8       15.4         4.1
Other permanent differences ...........     3.4        3.2         2.0
                                         -------    --------    --------
Effective tax rate ....................    66.1%     (17.7)%     (31.8)%
                                         =======    ========    ========



7.  Acquisitions

         On January 4, 1999, the Company acquired the outstanding capital stock of Mid-City Lithographers, Inc. ("Mid-City") and certain assets of Viking Leasing Partnership, a related party of Mid-City, for $10.8 million in cash and the assumption of $1.7 million of indebtedness. Mid-City, located in Lake Forest, Illinois, supplied book components primarily to the elementary and high school textbook segment of the book publishing market. Mid-City was merged into the Company and does not exist as a subsidiary. On February 12, 1999, the Company acquired the outstanding capital stock of TechniGraphix, Inc. ("TechniGraphix") for a purchase price of $7.3 million. TechniGraphix, Inc. was a producer of print-on-demand books formerly located in Sterling, Virginia. (See
Note 8) These transactions were accounted for as purchase business combinations.


8. Restructuring

         In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

         The  following   table  displays  the  activity  and  balances  of  the
restructuring accrual account from January 1, 2000 to December 31, 2000:

                               January 1,                           December 31,
                                 2000                                  2000
Type of Cost                    Balance     Additions   Deductions    Balance
------------                   ----------  ----------  -----------  -----------

Lease termination costs ....   $    --     $3,729,000     $ 73,000   $3,656,000
Facility closings ..........        --        325,000      325,000         --
                               ----------  ----------  -----------  -----------
     Total .................   $    --     $4,054,000     $398,000   $3,656,000
                               ==========  ==========  ===========  ===========

         Also included in restructuring and exit costs for the year ended December 31, 2000 were impairment charges of approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix and the Taunton, Massachusetts facility, in which the carrying value was no longer supported by future cash flows.

     The  following   information  sets  forth  the  results  of  operations  of
TechniGraphix, Inc. for the following periods:


                      Year Ended December 31,
                  -----------------------------
                       1999            2000
                  -------------   -------------
Net sales .....   $  5,881,533    $  3,480,935
Net loss ......   $ (2,845,775)   $(14,401,114)


9. Commitments and Contingencies

         Operating Leases

         The Company leases certain office, manufacturing facilities and equipment under operating leases. Lease terms generally range from 1 to 10 years with options to renew at varying terms. The leases generally provide for the lessee to pay taxes, maintenance, insurance and other operating costs of the leased property. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $2,154,522, $4,943,092 and $7,759,638 for the years ending December 31, 1998,
1999, and 2000, respectively.

         Future minimum lease payments under operating leases as of December 31, 2000 are as follows:

                     Total
                  -----------

2001 ..........   $ 6,004,843
2002 ..........     5,965,718
2003 ..........     6,000,832
2004 ..........     5,908,177
2005 ..........     5,655,928
Thereafter ....    13,788,834
                  -----------
                  $43,324,332
                  ===========

         Effective March 1, 2000, the Company sublet the TechniGraphix, Inc. manufacturing facility in Sterling, Virginia for the remainder of the term of the prime lease, and on the same terms as the prime lease. The Company remains liable under the terms of the prime lease in the event of a default by the subtenant.

         Legal Contingencies

         In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. As of December 31, 1999 and 2000, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

         In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. The case is currently in the early stages of discovery.

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

         Purchase Commitments

         The Company has contractual commitments totaling approximately $4.4 million for the purchase of various equipment.


10. Related Party Transactions

         The Company formerly utilized the services of a law firm in which a former director of the Company is also a partner. The Company paid the law firm approximately $315,000 and $514,000 for the years ended December 31, 1999 and 1998 respectively. As of December 31, 2000 and 1999, no amounts were due law firm.

         Earl S. Wellschlager, director of the Company, is a partner in a law firm that serves as counsel to the Company. The Company paid the law firm approximately $694,000 and $180,000 for the years ended December 31, 2000 and 1999 respectively. As of December 31, 2000 and 1999, $65,027 and $51,948,
respectively, is owed to the law firm and is included in accounts payable.

         The Company utilizes the services of a management consulting firm in which a director of the Company is also a principal. The Company paid the consulting firm approximately $7,000, $31,000 and $38,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, $4,837 and $0, respectively, is owed to the consulting firm and is included in accounts payable.


11. Retirement Programs

         Phoenix Color Corp.'s Employee Stock Bonus and Ownership Plan (the "Plan") is the primary retirement program of the Company. Contributions to the Plan are made at the discretion of management. No contributions were made to the plan during the three year period ended December 31, 2000.

         The Company offers a 401(k) Employee Savings and Investment Plan to all employees of the Company who have completed at least one year of service (1,000 hours) during the plan year. The Company may, at its discretion, make contributions to the plan. No contributions were made to the plan during the three year period ended December 31, 2000.

12. Unaudited Quarterly Financial Data

                                                             Quarterly Financial Information

                                        First          Second          Third           Fourth          Total
                                     -----------     -----------    ------------     -----------    ------------
2000:
Net sales ......................     36,283,486      37,057,467      40,631,522      33,571,676     147,544,151
Cost of sales ..................     28,173,852      29,141,035      32,174,986      28,383,846     117,873,719
Income (loss) from operations...      2,018,661        (267,751)     (9,492,239)     (1,648,195)     (9,389,524)
Net loss .......................       (581,277)       (929,343)    (10,576,180)     (3,074,779)    (15,161,579)
1999:
Net sales ......................     33,303,845      35,860,929      36,266,441      35,907,152     141,338,367
Cost of sales ..................     25,675,791      26,771,962      28,147,120      28,762,512     109,357,385
Income from operations .........      1,552,557       3,785,003       2,871,466         915,875       9,124,901
Net (loss) income ..............     (2,860,238)        (58,227)       (345,653)     (1,580,173)     (4,844,291)
1998:
Net sales ......................     24,620,306      25,167,939      31,443,964      26,258,836     107,491,045
Cost of sales ..................     19,973,761      19,143,343      20,791,748      20,718,187      80,627,039
Income (loss) from operations...        846,919       1,983,586       5,076,207        (254,559)      7,652,153
Net (loss) income ..............        (44,784)        569,790       1,707,431      (1,204,151)      1,028,286



13. Guarantor Subsidiaries:

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

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors of
Phoenix Color Corp.

Our audits of the consolidated financial statements referred to in our report dated February 16, 2001 except Note 5, as to which the date is March 30, 2001 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule, Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 31, 2000, which is also included in this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                   PricewaterhouseCoopers LLP

Baltimore,  Maryland
February 16, 2001,  except Note 5,
as to which the date is March 30, 2001

                     Schedule II - Valuation and Qualifying
               Accounts For Each of the three Years in the Period
                             Ended December 31, 2000
                                 (in thousands)

                                                                                    Additions
                                                                       ----------------------------------
                                                           Balance     Charged to                            Balance
                                                             at          Costs       Rebates                   at
                                                          Beginning       and      Charged to                  End
                                                           of Year      Expenses      Sales    Deductions    of Year
                                                         -----------   ----------  ----------  ----------    -------
Description
-----------
Allowance for doubtful Accounts Receivable and Rebates

Year ended December 31, 2000 .........................   $     1,119    $    492     $   760    $  1,286     $ 1,085
                                                         ===========    ========     =======    ========     =======

Year ended December 31, 1999 .........................   $     1,114    $    220     $   814    $  1,029     $ 1,119
                                                         ===========    ========     =======    ========     =======

Year ended December 31, 1998 .........................   $       674    $    150     $   823    $    533     $ 1,114
                                                         ===========    ========     =======    ========     =======

Restructuring Reserve

Year ended December 31, 2000 .........................   $      --      $  4,054     $  --      $    398     $ 3,656
                                                         ===========    ========     =======    ========     =======