Form 10-Q
period 2001-03-31
PHOENIX COLOR CORP
filed 2001-05-15
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                          Index to Financial Statements
                          -----------------------------

                                                                     Page No.
                                                                     --------

Consolidated Balance Sheets........................................       1
         December 31, 2000 and March 31, 2001


Consolidated Statements of Operations..............................       2
         Three Months Ended March 31, 2000 and 2001


Consolidated Statements of Cash Flows..............................       3
         Three Months Ended March 31, 2000 and 2001


Notes to Consolidated Financial Statements.........................       4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 December 31, 2000     March 31, 2001
                                                                                     (Audited)          (Unaudited)
                                                                                 -----------------    ---------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ................................................   $     367,866      $     191,647
      Accounts receivable, net of allowance for doubtful accounts and rebates of
       $1,084,800 in 2000 and $1,174,300 in 2001 ...............................      20,296,011         20,039,891
      Inventory ................................................................       5,501,544          5,477,126
      Income tax receivable ....................................................         805,905            813,569
      Prepaid expenses and other current assets ................................       1,321,909          1,168,441
      Deferred income taxes ....................................................       1,032,798          2,333,557
                                                                                   -------------      -------------
            Total current assets ...............................................      29,326,033         30,024,231

Property, plant and equipment, net .............................................      73,552,022         71,404,304
Goodwill, net ..................................................................      15,984,065         15,313,751
Deferred financing costs, net ..................................................       3,650,637          3,520,545
Other assets ...................................................................      10,559,495         11,486,806
                                                                                   -------------      -------------
       Total assets ............................................................   $ 133,072,252      $ 131,749,637
                                                                                   =============      =============



                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
      Revolving line of credit  and other notes payable ........................   $      20,806      $  11,422,480
      Accounts payable .........................................................      10,489,654          9,692,279
      Accrued expenses .........................................................      11,055,808          9,028,085
                                                                                   -------------      -------------
            Total current liabilities ..........................................      21,566,268         30,142,844

10 3/8% Senior subordinated notes ..............................................     105,000,000        105,000,000

Revolving line of credit .......................................................       8,659,042               --
MICRF Loan .....................................................................         500,000            500,000
                                                                                   -------------      -------------
            Total liabilities ..................................................     135,725,310        135,642,844
                                                                                   -------------      -------------

Commitments and contingencies (Note 7)

Stockholders' deficit
      Common Stock, Class A, voting, par value $0.01 per share, authorized
            20,000 shares, 14,560 issued shares, 11,100 outstanding shares .....             146                146
      Common Stock, Class B, non-voting, par value $0.01 per share, authorized
            200,000 shares, 9,794 issued shares, 7,794 outstanding shares ......              98                 98
      Additional paid in capital ...............................................       2,126,804          2,126,804
      Accumulated deficit ......................................................      (2,911,384)        (4,161,133)
      Stock subscriptions receivable ...........................................         (99,492)           (89,892)
      Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares       (1,769,230)        (1,769,230)
                                                                                   -------------      -------------
            Total stockholders' deficit ........................................      (2,653,058)        (3,893,207)
                                                                                   -------------      -------------
            Total liabilities & stockholders' deficit ..........................   $ 133,072,252      $ 131,749,637
                                                                                   =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,
                                                  -------------------------------
                                                       2000             2001
                                                  --------------   --------------

Sales .........................................   $ 36,283,486    $  32,144,028
Cost of sales .................................     28,173,852       25,482,523
                                                  ------------    -------------
Gross profit ..................................      8,109,634        6,661,505
                                                  ------------    -------------
Operating expenses:
       Selling and marketing expenses .........      1,664,425        2,049,954
       General and administrative expenses ....      4,426,548        4,078,402
                                                  ------------    -------------
Total operating expenses ......................      6,090,973        6,128,356
                                                  ------------    -------------
Income from operations ........................      2,018,661          533,149
Other expenses:
       Interest expense .......................      3,191,996        3,122,891
       Other expense (income) .................         76,722          (39,234)
                                                  ------------    -------------
Loss before income taxes ......................     (1,250,057)      (2,550,508)
Income tax benefit ............................       (668,780)      (1,300,759)
                                                  ------------    -------------
Net loss ......................................   $   (581,277)   $  (1,249,749)
                                                  ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended March 31,
                                                                                      -------------------------------
                                                                                          2000               2001
                                                                                      ------------       ------------
Operating activities
      Net loss ....................................................................   $  (581,277)       $(1,249,749)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization of property, plant and equipment ........     3,011,125          2,620,305
            Amortization of goodwill ..............................................       751,689            670,314
            Amortization of deferred financing costs ..............................       130,093            130,092
            Provision for uncollectible accounts ..................................        55,000             68,493
            Deferred income taxes .................................................          --           (1,300,759)
            Loss on disposal of assets ............................................        91,714               --
      Increase (decrease) in cash resulting from changes in assets and liabilities:
            Accounts receivable ...................................................    (1,282,986)           187,627
            Inventory .............................................................      (172,235)            24,418
            Prepaid expenses and other assets .....................................       170,136            181,274
            Accounts payable ......................................................    (1,050,764)          (972,475)
            Accrued expenses ......................................................    (2,768,473)        (2,027,723)
            Income tax refund receivable ..........................................      (687,400)            (7,664)
                                                                                      -----------        -----------
            Net cash used in operating activities .................................    (2,333,378)        (1,675,847)
                                                                                      -----------        -----------
      Investing activities:
            Capital expenditures ..................................................    (2,618,850)          (297,487)
            Increase in equipment deposits ........................................    (1,147,476)          (955,117)
                                                                                      -----------        -----------
                  Net cash used in investing activities ...........................    (3,766,326)        (1,252,604)
                                                                                      -----------        -----------
      Financing activities:
            Net borrowings from revolving line of credit ..........................     6,399,286          2,745,932
            Principal payments on long term borrowings ............................       (35,084)            (3,300)
            Payment of stock subscription .........................................         9,100              9,600
                                                                                      -----------        -----------
                  Net cash provided by financing activities .......................     6,373,302          2,752,232
                                                                                      -----------        -----------
                  Net increase (decrease) in cash .................................       273,598           (176,219)
      Cash and cash equivalents at beginning of period ............................       270,585            367,866
                                                                                      -----------        -----------
      Cash and cash equivalents at end of period ..................................   $   544,183        $   191,647
                                                                                      ===========        ===========


      Non-cash investing and financing activities:
                  Equipment included in accounts payable ..........................   $   806,165        $   175,100
                                                                                      ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation.

     The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations for the three month period ended March 31, 2001 and 2000. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial
Statements for the year ended December 31, 2000, included in the Company's Annual Report filed on Form 10-K.


2.   Inventory.

     Inventory consists of the following:


                                   December 31, 2000    March 31, 2001
                                   -----------------    --------------
     Raw materials...............     $4,273,345          $3,690,364
     Work in process.............      1,228,199           1,786,762
                                      ----------          ----------
                                      $5,501,544          $5,477,126
                                      ==========          ==========


3.   Other Assets.

     Other assets at December 31, 2000 and March 31, 2001 include equipment deposits of $3,636,062 and $4,591,179, respectively.


4.   Accrued Expenses.

     Accrued expenses at December 31, 2000 and March 31, 2001 include accrued interest expense of $4,558,462 and $1,962,991, respectively.

5.   Restructuring.

     In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

     The following table displays the activity and balances of the restructuring accrual account from January 1, 2001 to March 31, 2001:

                              January 1,                              March 31,
                                2001                                    2001
Type of Cost                   Balance     Additions   Deductions      Balance
                              ----------   ---------   ----------    ----------

Lease termination costs...    $3,656,000      -         $112,000     $3,544,000



6.   Debt.

     In February 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities Act of 1933. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt subject to certain financial covenants.

     The Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility through March 2002. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility as amended on November 13, 2000, contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and compliance with certain financial covenants and ratios. As of March 31, 2001, the Company was not in compliance with covenants regarding its total leverage and interest coverage ratios and minimum EBITDA. On May 14, 2001 the Company's lender waived the violation of the financial covenants. The Senior Credit Facility matures on March 31, 2002, and accordingly, the outstanding debt has been classified as a current liability. The Company and its lender are currently in negotiations to implement a new long term agreement.

     In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of March 31, 2001, the Company employed over 650 people in the state of Maryland.

7.   Commitments and Contingencies.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. As of December 31, 2000 and March 31, 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

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

8.   Guarantor Subsidiaries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

     The statements in this report that relate to future plans, expectations, events or performance, or which use forward-looking terminology such as "estimate," "anticipate," "intends," "will," "should," "expects," "believes," or "continue" contain forward-looking information. Actual results, events or performance may differ materially from such forward-looking statements, due to a variety of factors, including the risk factors and other information presented in the Company's Registration Statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") File No. 333-50995, and which became effective on May 13, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):


                                                Three Months Ended March 31,
                                         ---------------------------------------
                                           2001        %        2000        %
                                         -------     ------   -------     ------
Sales ..............................     $ 32.1      100.0    $ 36.3      100.0
Cost of sales ......................       25.5       79.3      28.2       77.6
Gross profit .......................        6.6       20.7       8.1       22.4
Operating expenses .................        6.1       19.0       6.1       16.8
Income (loss) from operations ......        0.5        1.7       2.0        5.6
Interest expense ...................        3.1        9.7       3.2        8.8
Other (income) expense .............         --         --       0.1        0.2
Loss before income taxes ...........       (2.6)      (8.0)     (1.3)      (3.4)
Income tax benefit .................       (1.3)      (4.0)     (0.7)      (1.8)
Net loss ...........................       (1.3)      (4.0)     (0.6)      (1.6)


     Three Months Ended March 31, 2001 and 2000

     Net sales decreased $4.2 million, or 11.6%, to $32.1 million for the three months ended March 31, 2001, from $36.3 million for the same period in 2000. The decrease was a result of a decline in orders of book components caused by a contraction in the publishing industry.

     Gross profit decreased $1.5 million, or 18.5%, to $6.6 million for the three months ended March 31, 2001 from $8.1 million for the same period in 2000. This decrease was primarily the result of decreased sales, as noted above. The percentage of gross profit relative to sales declined 1.7% to 20.7% from 22.4% primarily as a result of percentage increases in material and labor of book components.

     Operating expenses remained unchanged at $6.1 million for the three months ended March 31, 2001 and 2000. Operating expenses increased as a percentage of sales to 19.0% for the three months ended March 31, 2001 from 16.8% for the same period in 2000 due to the decline of book components sales as mentioned above.

     Interest expense decreased $100,000, or 3.1%, to $3.1 million for the three months ended March 31, 2001 from $3.2 million for the same period in 2000. The decrease was the result of less average outstanding debt during the period.

     The Company's effective tax rate, on an annualized basis, for the quarter ended March 31, 2001 was a benefit of 50.0% compared to a benefit of 53.5% for the same period in 2000. The decrease in the effective rate is primarily attributable to the change in the proportion of non-deductible amortization expense for goodwill resulting from a prior acquisition to pre-tax loss.

     Net loss increased $700,000 to $1.3 million for the three months ended March 31, 2001 from $600,000 for the same period in 2000. The change in net loss was due to the factors described above.

Liquidity and Capital Resources

     Cash flow during the first three months of 2001 was a use of cash of approximately $175,000, offset by non-cash charges of $2.1 million. Net cash used in operating activities was approximately $1.7 million, which consisted principally of a net loss of $1.3 million, investment in additional working capital of $2.5 million, and a deferred tax benefit of $1.3 million offset by depreciation and amortization charges of $3.4 million. Net cash used in investing activities was $1.3 million due to capital and equipment expenditures. Net cash provided by financing activities was $2.8 million, resulting from borrowings on the Senior Credit Facility.

     Working capital decreased $7.9 million to a negative $100,000 March 31, 2001, from $7.8 million at December 31, 2000. This decrease is primarily attributable to including the Senior Credit Facility ($11.4 million) as a current liability (due to the maturity date of the Senior Credit Facility) offset by a decrease in accrued liabilities of $2.1 million, which is primarily associated with the pay down of accrued interest on the Senior Subordinated Notes.

     The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and operating leases. The Company believes that funds generated from operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth for the year 2001. In addition, the Company and its lender are currently in negotiations to implement a new long term agreement.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. As of December 31, 2000 and March 31, 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

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
10.4(d)     Third Amendment to Credit Agreement date November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union
            National Bank as issuer of letters of credit and agent.*****
10.4(e)     Fourth Amendment to Credit Agreement date March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union
            National Bank as issuer of letters of credit and agent.******
10.5        Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors**
10.6        Master Security Agreement dated as of September 15, 1998 among the
            Company, the Guarantors and First Union National Bank as Collateral
            Agent (schedules omitted)***
10.7        Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National
            Bank, as Collateral Agent (schedules omitted)**
10.8        Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company (schedules omitted**)
10.10       Lease Agreement dated as of March 20, 1998 between the Company and
            Maurice M. Weill, Trustee Under Indenture Dated December 6, 1984 for
            the facility located at 40 Green Pond Road, Rockaway, NJ 07866**
10.11       Lease Agreement dated as of March 31, 1997 between the Company and
            Constitution Realty Company, LLC for the facility located at 555
            Constitution Drive, Taunton, MA 02780**
10.12       Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory Holding Company,
            L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY 11101**


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

**** Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (Reg. No. 333-50995)

***** Incorporated by reference in the Company's 1999 Quarterly Report on Form 10-Q filed on November 14, 2000. (Reg. No. 333-50995)

****** Incorporated by reference in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001. (Reg. No. 333-50995)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2001

                                      PHOENIX COLOR CORP.




                                      By:  /s/ Louis LaSorsa
                                           -------------------------------------
                                           Louis LaSorsa, Chairman
                                           and Chief Executive Officer




                                      By:  /s/ Edward Lieberman
                                           -------------------------------------
                                           Edward Lieberman
                                           Chief Financial Officer
                                           and Chief Accounting Officer