Form 10-Q
period 2001-06-30
PHOENIX COLOR CORP
filed 2001-08-14
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                         Index to Financial Statements

                                                                Page No.

Consolidated Balance Sheets ....................................   1
         December 31, 2000 and June 30, 2001


Consolidated Statements of Operations ..........................   2
         Three and Six Months Ended June 30, 2000 and 2001


Consolidated Statements of Cash Flows ..........................   3
         Six Months Ended June 30, 2000 and 2001


Notes to Consolidated Financial Statements .....................   4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                December 31, 2000      June 30, 2001
                                                                                    (Audited)           (Unaudited)
                                                                                -----------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................    $     367,866        $     815,033
  Accounts receivable, net of allowance for doubtful accounts and rebates of
   $1,084,800 in 2000 and $870,050 in 2001 ...................................       20,296,011           20,135,201
  Inventory ..................................................................        5,501,544            6,159,941
  Income tax receivable ......................................................          805,905               41,712
  Prepaid expenses and other current assets ..................................        1,321,909            1,072,032
  Deferred income taxes ......................................................        1,032,798            1,032,798
                                                                                  -------------        -------------
   Total current assets ......................................................       29,326,033           29,256,717

Property, plant and equipment, net ...........................................       73,552,022           71,804,731
Goodwill, net ................................................................       15,984,065           14,464,468
Deferred financing costs, net ................................................        3,650,637            3,390,453
Other assets .................................................................       10,559,495           11,836,560
                                                                                  -------------        -------------
   Total assets ..............................................................    $ 133,072,252        $ 130,752,929
                                                                                  =============        =============



                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable ..............................................................    $      20,806        $      14,142
  Accounts payable ...........................................................       10,489,654           10,514,890
  Accrued expenses ...........................................................       11,055,808           11,308,395
                                                                                  -------------        -------------
   Total current liabilities .................................................       21,566,268           21,837,427

10 3/8% Senior subordinated notes ............................................      105,000,000          105,000,000
Revolving line of credit .....................................................        8,659,042           10,936,504
MICRF Loan ...................................................................          500,000              500,000
                                                                                  -------------        -------------
   Total liabilities .........................................................      135,725,310          138,273,931
                                                                                  -------------        -------------

Commitments and contingencies (Note 8)

Stockholders' deficit
  Common Stock, Class A, voting, par value $0.01 per share, authorized
        20,000 shares, 14,560 issued shares, 11,100 outstanding shares .......              146                  146
  Common Stock, Class B, non-voting, par value $0.01 per share, authorized
        200,000 shares, 9,794 issued shares, 7,794 outstanding shares ........               98                   98
  Additional paid in capital .................................................        2,126,804            2,126,804
  Accumulated deficit ........................................................       (2,911,384)          (7,798,528)
  Stock subscriptions receivable .............................................          (99,492)             (80,292)
  Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares ..       (1,769,230)          (1,769,230)
                                                                                  -------------        -------------
   Total stockholders' deficit ...............................................       (2,653,058)          (7,521,002)
                                                                                  -------------        -------------
   Total liabilities & stockholders' deficit .................................    $ 133,072,252        $ 130,752,929
                                                                                  =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            (Unaudited)                          (Unaudited)
                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                     -------------------------------     -------------------------------
                                                         2000               2001              2000               2001
                                                     -------------     -------------     -------------     -------------

Sales ..........................................     $ 37,057,467      $ 32,359,481      $ 73,340,953      $ 64,503,509
Cost of sales ..................................       29,141,035        26,108,143        57,314,887        51,590,666
                                                     ------------      ------------      ------------      ------------
Gross profit ...................................        7,916,432         6,251,338        16,026,066        12,912,843
                                                     ------------      ------------      ------------      ------------
Operating expenses:
         Selling and marketing expenses ........        2,012,096         2,096,295         3,676,521         4,146,249
         General and administrative expenses....        4,165,385         3,863,275         8,591,933         7,941,677
         Loss (gain) on sale of assets .........        2,006,702           (95,000)        2,098,416          (120,317)
                                                     ------------      ------------      ------------      ------------
Total operating expenses .......................        8,184,183         5,864,570        14,366,870        11,967,609
                                                     ------------      ------------      ------------      ------------
Income (loss) from operations ..................         (267,751)          386,768         1,659,196           945,234
Other expenses:
         Interest expense ......................        3,263,586         3,117,716         6,455,582         6,240,607
         Other income ..........................          (11,100)         (115,342)          (26,092)         (129,259)
                                                     ------------      ------------      ------------      ------------
Loss before income taxes .......................       (3,520,237)       (2,615,606)       (4,770,294)       (5,166,114)
Income tax (benefit) expense ...................       (2,590,894)        1,021,789        (3,510,936)         (278,970)
                                                     ------------      ------------      ------------      ------------
Net loss .......................................     $   (929,343)     $ (3,637,395)     $ (1,259,358)     $ (4,887,144)
                                                     ============      ============      ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended June 30,
                                                                                        ---------------------------
                                                                                        (Unaudited)     (Unaudited)
                                                                                            2000           2001
                                                                                        ------------   ------------
Operating activities
  Net loss ........................................................................     $(1,259,358)   $(4,887,144)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment ...............       6,007,033      5,263,596
     Amortization of goodwill .....................................................       1,503,377      1,340,628
     Amortization of deferred financing costs .....................................         260,184        260,184
     Provision for uncollectible accounts .........................................         116,942        165,231
     Deferred income taxes ........................................................      (3,510,936)      (278,970)
     Loss (gain) on disposal of assets ............................................       2,098,416       (120,317)
  Increase (decrease) in cash resulting from changes in assets and liabilities:
     Accounts receivable ..........................................................      (1,872,011)        (4,421)
     Inventory ....................................................................      (1,195,944)      (658,397)
     Prepaid expenses and other assets ............................................        (150,350)       289,468
     Accounts payable .............................................................      (1,692,576)      (218,892)
     Accrued expenses .............................................................         137,141        252,587
     Income tax refund receivable .................................................         216 184        764,193
                                                                                        -----------    -----------
       Net cash provided by operating activities ..................................         658,102      2,167,746
                                                                                        -----------    -----------
Investing activities:
  Proceeds from sale of equipment .................................................         825,000        275,000
  Capital expenditures ............................................................      (3,171,714)    (3,670,988)
  Equipment deposits ..............................................................          37,642       (614,589)
                                                                                        -----------    -----------
       Net cash used in investing activities ......................................      (2,309,072)    (4,010,577)
                                                                                        -----------    -----------
Financing activities:
  Net borrowings from revolving line of credit ....................................       1,667,433      2,277,462
  Proceeds from MICRF loan ........................................................         500,000           --
  Principal payments on long term borrowings ......................................         (71,061)        (6,664)
  Payment of stock subscription ...................................................          18,700         19,200
                                                                                        -----------    -----------
       Net cash provided by financing activities ..................................       2,115,072      2,289,998
                                                                                        -----------    -----------
       Net increase in cash .......................................................         464,102        447,167
  Cash and cash equivalents at beginning of period ................................         270,585        367,866
                                                                                        -----------    -----------
  Cash and cash equivalents at end of period ......................................     $   734,687    $   815,033
                                                                                        ===========    ===========

Non-cash investing and financing activities:
       Equipment included in accounts payable .....................................     $   513,591    $   244,128
                                                                                        ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation.

     The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations for the three month and six month periods ended June 30, 2001 and 2000. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2000, included in the Company's Annual Report filed on Form 10-K.

2.   New Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board finalized SFAS 141, "Business Combinations"("SFAS 141") and SFAS 142, "Goodwill and Other intangible Assets," ("SFAS 142") which are effective for fiscal years beginning after December 15, 2001. The Company is required to and will adopt both SFAS 141 and SFAS 142 beginning in 2002. Upon adoption of SFAS 141 and SFAS 142, the Company will cease to amortize goodwill recorded on prior business combinations and will annually review the recorded goodwill for impairment.

3.   Inventory.

     Inventory consists of the following:


                                     December 31, 2000    June 30, 2001
                                     -----------------    -------------
Raw materials .....................     $4,273,345          $3,832,219
Work in process ...................      1,228,199           2,327,722
                                        ----------          ----------
                                        $5,501,544          $6,159,941
                                        ==========          ==========


4.   Other Assets.

     Other assets at December 31, 2000 and June 30, 2001 include equipment deposits of $3,636,062 and $4,494,778, respectively.

5.   Accrued Expenses.

     Accrued expenses at December 31, 2000 and June 30, 2001 include accrued interest expense of $4,558,462 and $4,591,075, respectively.



6.   Restructuring.

     In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

     The following table displays the activity and balances of the restructuring accrual account from January 1, 2001 to June 30, 2001:

                              January 1,                              June 30,
                                2001                                    2001
Type of Cost                   Balance     Additions    Payments      Balance
                              ----------   ---------   ----------    ----------

Lease termination costs...    $3,656,000      -         $240,000     $3,416,000





7.   Debt.

     In February 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities Act of 1933. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, and limitations on additional Company and subsidiary debt subject to certain financial covenants.

     As of June 30, 2001, the Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank ("the Lender") for a $20,000,000 revolving credit facility with a maturity date of March 31, 2002. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the Senior Credit Facility and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt, and compliance with certain financial covenants. As of June 30, 2001, the Company was not in compliance with its financial covenants regarding the total leverage ratio, the interest coverage ratio and the minimum consolidated EBITDA. On August 14, 2001, the Company and its Lender amended the Senior Credit Facility, such amendment effective June 30, 2001, to extend the maturity date to August 1, 2004 and to redefine and eliminate certain financial covenants. This amendment brought the Company into compliance with its financial covenants under the Senior Credit Facility as of June 30, 2001. The amendment is subject to the satisfaction of certain conditions subsequent, including delivery of a legal opinion.

     In May 2000, the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of June 30, 2001, the Company employed over 700 people in the State of Maryland.

8.   Commitments and Contingencies.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on the equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. Oral argument on the appeal is expected to take place during the fourth quarter of 2001. As of December 31, 2000 and June 30, 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

     In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. The case is currently in discovery.

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

9.   Guarantor Subsidiaries.

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

10.  Income Taxes

     The Company's effective tax rate for the six months ended June 30, 2001 of 5.4% differed from the Company's effective tax rate of 31.8% for the year ended December 31, 2000 due primarily to the impact of certain nondeductible expenses in relation to the projected current year pretax results. As a result, the Company recorded a tax expense of $1,021,789 for the three months ended June 30, 2001 to reflect this expected rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include indications regarding the intent, belief or current expectations of the Company and its management, including without limitation expectations regarding (i) the sufficiency of funds generated from the Company's operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources, to finance the Company's current operation, remaining capital expenditure requirements and internal growth for the year 2001, (ii) the need for additional financing if the Company were to make any significant acquisition, and (iii) whether any claims or lawsuits filed, threatened or to be filed or pending against the Company, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "expects," "believes," "continue" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in the Company's Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance the Company's current operations, remaining capital expenditures and internal growth for the year 2001, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):


                                           Three Months Ended June 30,              Six Months Ended June 30,
                                         --------------------------------       ---------------------------------
                                           2001      %      2000      %           2001       %     2000      %
                                         ------   ------  ------   ------       ------   ------  ------   -------

Sales ...............................     32.4    100.0    37.1    100.0          64.5    100.0    73.3    100.0

Cost of sales .......................     26.1     80.6    29.1     78.6          51.6     80.0    57.3     78.2

Gross profit ........................      6.3     19.4     7.9     21.4          12.9     20.0    16.0     21.8

Operating expenses ..................      5.9     18.2     8.2     22.2          12.0     18.6    14.4     19.6

Income from operations ..............      0.4      1.2    (0.3)    (0.8)          0.9      1.4     1.7      2.3

Interest ............................      3.1      9.6     3.3      8.9           6.2      9.6     6.5      8.9

Other (Income) expense ..............     (0.1)    (0.3)     --       --          (0.1)    (0.2)     --       --

Income (loss) before income taxes ...     (2.6)    (8.0)   (3.5)    (9.4)         (5.2)    (8.1)   (4.8)    (6.5)

Income tax provision (benefit) ......      1.0      3.1    (2.6)    (7.0)         (0.3)    (0.5)   (3.5)    (4.8)

Net loss ............................     (3.6)   (11.1)   (0.9)    (2.4)         (4.9)    (7.6)   (1.3)    (1.8)



Three Months Ended June 30, 2001 and 2000

     Net sales decreased $4.7 million, or 12.7%, to $32.4 million for the three months ended June 30, 2001, from $37.1 million for the same period in 2000. The decrease was a result of a decline in orders of book components caused by a contraction in the publishing industry.

     Gross profit decreased $1.6 million, or 20.3%, to $6.3 million for the three months ended June 30, 2001 from $7.9 million for the same period in 2000. As noted above, this decrease was primarily the result of decreased sales. The gross profit margin declined 2.0% to 19.4% from 21.4% primarily as a result of increased labor costs in the manufacture of book components and increases in the cost of materials for book manufacturing in Hagerstown in relation to sales.

     Operating expenses decreased $2.3 million or 28.0% to 5.9 million for the three months ended June 30, 2001 from $8.2 million for the same period in 2000. Operating expenses decreased as a percentage of sales to 18.2% for the three months ended June 30, 2001 from 22.2% for the same period in 2000 due to the inclusion in 2000 of a $2.0 million loss on the disposition of equipment compared to a $100,000 gain on the disposition of equipment in 2001 and the impact in 2001 of cost cutting measures taken by the Company due to a decline in sales.

     Interest expense decreased $200,000, or 6.1%, to $3.1 million for the three months ended June 30, 2001 from $3.3 million for the same period in 2000. The decrease was the result of less average outstanding debt during the period.

     The Company's effective tax rate for the three months ended June 30, 2001 was an expense of 38.5% compared to a benefit of 74.3% for the same period in 2000. The decrease in the effective rate is primarily attributable to a reduction in the Company's projected effective tax rate for December 31, 2001 from 51.0% to 5.4%.

     Net loss increased $2.7 million or 300.0% to $3.6 million for the three months ended June 30, 2001 from $900,000 for the same period in 2000. The change in net loss was due to the factors described above.

Six Months Ended June 30, 2001 and 2000

     Net sales decreased $8.8 million, or 12.0%, to $64.5 million for the six months ended June 30, 2001, from $73.3 million for the same period in 2000. The decrease was a result of a decline in orders of book components caused by a contraction in the publishing industry.

     Gross profit decreased $3.1 million, or 19.4%, to $12.9 million for the six months ended June 30, 2001 from $16.0 million for the same period in 2000. As noted above, this decrease was primarily the result of decreased sales. The gross profit margin declined 1.8% to 20.0% from 21.8% primarily as a result of increased labor costs in the manufacture of book components and increases in the cost of materials for book manufacturing in Hagerstown in relation to sales.

     Operating expenses decreased $2.4 million or 16.7% to 12.0 million for the six months ended June 30, 2001 from $14.4 million for the same period in 2000. Operating expenses decreased as a percentage of sales to 18.6% for the six months ended June 30, 2001 from 19.6% for the same period in 2000 due to the inclusion in 2000 of a $2.1 million loss on the disposition of equipment compared to a $100,000 gain on the disposition of equipment in 2001 and the impact in 2001 of cost cutting measures taken by the Company due to a decline in sales.

     Interest expense decreased $300,000, or 4.6%, to $6.2 million for the six months ended June 30, 2001 from $6.5 million for the same period in 2000. The decrease was the result of less average outstanding debt during the period.

     The Company's effective tax rate, on an annualized basis, for the six months ended June 30, 2001 was a benefit of 5.4% compared to a benefit of 72.9% for the same period in 2000. The decrease in the effective rate is primarily attributable to a reduction in the Company's projected effective tax rate for December 31, 2001 from 51.0% to 5.4%.

     Net loss increased $3.6 million or 276.9% to $4.9 million for the six months ended June 30, 2001 from $1.3 million for the same period in 2000. The change in net loss was due to the factors described above.

Liquidity and Capital Resources

     Cash flow during the first six months of 2001 was approximately $447,000. Net cash from operating activities provided approximately $2.2 million, which consisted of a net loss of $4.9 million, offset by non-cash charges of $6.8 million and net changes in current assets and liabilities of approximately $300,000. Net cash used in investing activities was $4.0 million due to capital and equipment expenditures. Net cash provided by financing activities was $2.3 million, resulting from borrowings on the Senior Credit Facility.

     Working capital decreased $400,000 to $7.4 million at June 30, 2001, from $7.8 million at December 31, 2000. This decrease is primarily attributable to increases in accrued liabilities and accounts payable.

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

     As of June 30, 2001, the Company was not in compliance with its financial covenants under the Senior Credit Facility regarding the total leverage ratio, the interest coverage ratio and the minimum consolidated EBITDA. On August 13, 2001, the Company and its Lender amended the Senior Credit Facility, such amendment effective June 30, 2001, to extend the maturity date to August 1, 2004 and to redefine and eliminate certain financial covenants. The amendment brought the Company into compliance with its financial covenants under the Senior Credit Facility as of June 30, 2001. The amendment is subject to the satisfaction of certain conditions subsequent, including delivery of a legal opinion.

     If the Company were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. The Company has no current commitments or agreements with respect to any acquisitions.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company has some exposure to market risk based upon interest rate changes; however, because approximately 90% of the Company's debt bears a fixed rate of interest, the Company's exposure is immaterial.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on the equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. Oral argument on the appeal is expected to take place during the fourth quarter of 2001. As of December 31, 2000 and June 30, 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

     In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. The case is currently in discovery.

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

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.



Exhibit
Number                                     Description
------    -------------------------------------------------------------------------------------
 2.1      Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
          Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing
          Partnership (schedules and exhibits omitted)**
 2.2      Acquisition Agreement dated as of February 3, 1999 among the Company,
          TechniGraphix, Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
 2.3      Stock Purchase Agreement dated as of December 27, 1995 among the
          Company and various stockholders of New England Book Holding
          Corporation*
 2.4      Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger
          Corp. (Delaware)*
 3.1      Certificate of Incorporation of the Company*
 3.2      By-Laws of the Company*
 4.1      Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
 4.2      Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase
          Manhattan Trust Company, National Association, Trustee**
 4.3      Registration Rights Agreement dated as of February 2, 1999 among the Company, the
          Guarantors and the Initial Purchasers**
 4.4      Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
 4.5      Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)**
 4.6      Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
 4.7      Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)**
10.1      Employment Agreement dated as of February 12, 1999 between the Company and Jack L.
          Tiner**
10.4(a)   Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b)   First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(c)   Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****



Exhibit
Number                                     Description
------    -------------------------------------------------------------------------------------
10.4(d)   Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.*****
10.4(e)   Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.******
10.4(f)   Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.
10.5      Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors**
10.6      Master Security Agreement dated as of September 15, 1998 among the
          Company, the Guarantors and First Union National Bank as Collateral
          Agent (schedules omitted)***
10.7      Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National Bank, as Collateral Agent
          (schedules omitted)**
10.8      Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company
          (schedules omitted**)
10.10     Lease Agreement dated as of March 20, 1998 between the Company and Maurice M.
          Weill, Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond Road, Rockaway, NJ 07866**
10.11     Lease Agreement dated as of March 31, 1997 between the Company and Constitution
          Realty Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA
          02780**
10.12     Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory
          Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island
          City, NY 11101**



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

        (b) Reports on form 8-K

             None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2001

                                      PHOENIX COLOR CORP.




                                      By:  /s/ Louis LaSorsa
                                           -------------------------------------
                                           Louis LaSorsa, Chairman
                                           and Chief Executive Officer




                                      By:  /s/ Edward Lieberman
                                           -------------------------------------
                                           Edward Lieberman
                                           Chief Financial Officer
                                           and Chief Accounting Officer

                                                       Applicable Margin
         Fixed Charge Coverage                ----------------------------------
                Ratio:                        Base Rate Loans   LIBOR Rate Loans
--------------------------------------------  ---------------   ----------------
Greater than or equal to 0.75 to 1.0 but
less than 1.50 to 1.0 ......................       .50%               3.00%

Greater than or equal to 1.50 to 1.0 but
less than 2.00 to 1.0 ......................       .25%               2.75%

Greater than or equal to 2.00 to 1.0 but
less than 2.50 to 1.0 ......................      0.00%               2.50%

Greater than or equal to 2.50 to 1.0 .......      0.00%               2.25%


            Period:                        Maximum Ratio:
   -----------------------                 --------------

           9/30/01                           0.75 to 1.0

          12/31/01                           0.90 to 1.0

           3/31/02                            1.0 to 1.0

           6/30/02                            1.0 to 1.0

   12/31/02 and thereafter                    1.2 to 1.0