Form 10-Q
period 2001-09-30
PHOENIX COLOR CORP
filed 2001-11-14
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2001

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                          Index to Financial Statements

                                                                       Page No.

Consolidated Balance Sheets .......................................        1
         December 31, 2000 and September 30, 2001


Consolidated Statements of Operations..............................        2
         Three and Nine Months Ended September 30, 2000 and 2001


Consolidated Statements of Cash Flows..............................        3
         Nine Months Ended September 30, 2000 and 2001


Notes to Consolidated Financial Statements.........................        4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                        December 31      September 30
                                                                                           2000             2001
                                                                                         (Audited)        (Unaudited)
                                                                                      --------------   --------------
                                                       ASSETS
Current assets:
   Cash and cash equivalents ....................................................     $     367,866    $   1,669,628
   Accounts receivable, net of allowance for doubtful accounts and rebates of
    $1,084,800 in 2000 and $1,089,282 in 2001 ...................................        20,296,011       20,486,291
   Inventory ....................................................................         5,501,544        5,661,752
   Income tax receivable ........................................................           805,905          133,170
   Prepaid expenses and other current assets ....................................         1,321,909        1,295,817
   Deferred income taxes ........................................................         1,032,798             --
                                                                                      -------------    -------------
                Total current assets ............................................        29,326,033       29,246,658


Property, plant and equipment, net ..............................................        73,552,022       69,966,918
Goodwill, net ...................................................................        15,984,065       13,973,123
Deferred financing costs, net ...................................................         3,650,637        3,260,361
Other assets ....................................................................        10,559,495        6,826,533
                                                                                      -------------    -------------
                  Total assets ..................................................     $ 133,072,252    $ 123,273,593
                                                                                      =============    =============

                  LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable ................................................................            20,806           10,762
   Accounts payable .............................................................        10,489,654        9,948,831
   Accrued expenses .............................................................        11,055,808        8,610,795
                                                                                      -------------    -------------
                Total current liabilities .......................................        21,566,268       18,570,388

10 3/8% Senior subordinated notes ...............................................       105,000,000      105,000,000
Revolving line of credit ........................................................         8,659,042       12,773,967
MICRF Loan ......................................................................           500,000          500,000
                                                                                      -------------    -------------
                      Total liabilities .........................................       135,725,310      136,844,355
                                                                                      -------------    -------------

Commitments and contingencies (Note 8)
Stockholders' deficit
   Common Stock, Class A, voting, par value $0.01 per share, authorized
                20,000 shares, 14,560 issued shares, 11,100 outstanding shares...               146              146
   Common Stock, Class B, non-voting, par value $0.01 per share, authorized
                200,000 shares, 9,794 issued shares, 7,794 outstanding shares...                 98               98
   Additional paid in capital ...................................................         2,126,804        2,126,804
   Accumulated deficit ..........................................................        (2,911,384)     (13,857,888)
   Stock subscriptions receivable ...............................................           (99,492)         (70,692)
   Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares ....        (1,769,230)      (1,769,230)
                                                                                      -------------    -------------
                Total stockholders' deficit .....................................        (2,653,058)     (13,570,762)
                                                                                      -------------    -------------
                Total liabilities & stockholders' deficit .......................     $ 133,072,252    $ 123,273,593
                                                                                      =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          (Unaudited)                     (Unaudited)
                                                      Three Months Ended               Nine Months Ended
                                                         September 30                     September 30
                                               -------------------------------   -------------------------------
                                                    2000             2001             2000             2001
                                               --------------   --------------   --------------   --------------

Sales ......................................   $  40,631,522    $  35,275,912    $ 113,972,475    $  99,779,421
Cost of sales ..............................      32,174,986       27,803,101       89,489,873       79,393,767
                                               -------------    -------------    -------------    -------------
Gross profit ...............................       8,456,536        7,472,811       24,482,602       20,385,654
                                               -------------    -------------    -------------    -------------
Operating expenses:
   Selling and marketing expenses ..........       1,938,298        2,064,679        5,614,819        6,210,928
   General and administrative expenses......       4,585,477        3,806,946       13,177,410       11,748,623
   Loss on sale of assets ..................            --            133,104        2,098,416           12,787
   Restructuring Charge ....................      11,425,000         (303,881)      11,425,000         (303,881)
                                               -------------    -------------    -------------    -------------
Total operating expenses ...................      17,948,775        5,700,848       32,315,645       17,668,457
                                               -------------    -------------    -------------    -------------
(Loss) income from operations ..............      (9,492,239)       1,771,963       (7,833,043)       2,717,197
Other expenses:
   Interest expense ........................       3,267,195        3,165,786        9,722,777        9,406,393
   Other income ............................         (77,261)         (13,094)        (103,353)        (142,353)
                                               -------------    -------------    -------------    -------------
Loss before income taxes ...................     (12,682,173)      (1,380,729)     (17,452,467)      (6,546,843)
Income tax (benefit) provision .............      (2,105,993)       4,678,631       (5,616,929)       4,399,661
                                               -------------    -------------    -------------    -------------
Net loss ...................................   $ (10,576,180)   $  (6,059,360)   $ (11,835,538)   $ (10,946,504)
                                               =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                     (Unaudited)       (Unaudited)
                                                                                         2000            2001
                                                                                    -------------     -------------
Operating activities
  Net loss ......................................................................   $(11,835,538)     $(10,946,504)
  Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization of property, plant and equipment ..........      9,083,331         8,021,709
        Amortization of goodwill ................................................      2,255,066         2,010,943
        Amortization of deferred financing costs ................................        390,276           390,276
        Provision for uncollectible accounts ....................................        485,000           281,751
        Deferred income taxes ...................................................     (5,616,929)        4,399,661
        Loss on disposal of assets ..............................................      2,098,416            12,787
        Impairment loss on restructuring ........................................      7,461,307              --
  Increase (decrease) in cash resulting from changes in assets and liabilities:
        Accounts receivable .....................................................     (5,605,747)         (472,031)
        Inventory ...............................................................       (738,599)         (160,208)
        Prepaid expenses and other assets .......................................       (564,887)         (241,374)
        Accounts payable ........................................................     (2,078,351)         (600,275)
        Accrued expenses ........................................................     (2,663,812)       (2,114,245)
        Accrual of expenses for restructuring charge ............................      3,963,693          (330,770)
        Income tax refund receivable ............................................        195,294           672,734
                                                                                    ------------      ------------
               Net cash provided by (used) operating activities .................     (3,171,480)          924,454
                                                                                    ------------      ------------
  Investing activities:
        Proceeds from sale of equipment .........................................        825,000           306,500
        Capital expenditures ....................................................     (5,355,684)       (4,696,440)
        Equipment deposits ......................................................      1,464,541           633,567
                                                                                    ------------      ------------
              Net cash used in investing activities .............................     (3,066,143)       (3,756,373)
                                                                                    ------------      ------------
  Financing activities:
        Net borrowings from revolving line of credit ............................      5,873,874         4,114,925
        Proceeds from MICRF loan ................................................        500,000              --
        Principal payments on long term borrowings ..............................        (74,237)          (10,044)
        Payment of stock subscription ...........................................         28,300            28,800
                                                                                    ------------      ------------
              Net cash provided by financing activities .........................      6,327,937         4,133,681
                                                                                    ------------      ------------
              Net increase in cash ..............................................         90,314         1,301,762
  Cash and cash equivalents at beginning of period ..............................        270,585           367,866
                                                                                    ------------      ------------
  Cash and cash equivalents at end of period ....................................   $    360,899      $  1,669,628
                                                                                    ============      ============
  Non-cash investing and financing activities:
  Equipment included in accounts payable ........................................   $    476,017      $     59,452
                                                                                    ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation.

     The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2000, included in the Company's Annual Report filed on Form 10-K.

2.   New Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board finalized SFAS 141, "Business Combinations"("SFAS 141") and SFAS 142, "Goodwill and Other intangible Assets," ("SFAS 142"), which are effective for fiscal years beginning after December 15, 2001. The Company is required to and will adopt both SFAS 141 and SFAS 142 beginning in 2002. Upon adoption of SFAS 141 and SFAS 142, the Company will cease to amortize goodwill recorded on prior business combinations and will annually review the recorded goodwill for impairment.

3.       Inventory.

     Inventory consists of the following:

                                 December 31, 2000      September 30, 2001
                                 -----------------      ------------------
  Raw materials...............       $4,273,345              $3,816,292
  Work in process.............        1,228,199               1,845,460
                                     ----------              ----------
                                     $5,501,544              $5,661,752
                                     ==========              ==========


4.   Other Assets.

     Other assets at December 31, 2000 and September 30, 2001 include equipment deposits of $3,636,062 and $3,002,306, respectively.


5.   Accrued Expenses.

     Accrued expenses at December 31, 2000 and September 30, 2001 include accrued interest expense of $4,558,462 and $1,955,190, respectively.

6.   Restructuring.

     In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. ("TechniGraphix") and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity. In August 2001, the Company and one of its lessors reached an agreement reducing the balance due to the lessor which had previously been accrued as part of the restructuring accrual. Accordingly, the Company has reduced its accrued liability by approximately $304,000.

         The following table displays the activity and balances of the restructuring accrual account from January 1, 2001 to September 30, 2001:

                             January 1,   Additions               September 30,
                               2001          and                       2001
Type of Cost                  Balance    (Reductions)   Payments     Balance
                             ----------  ------------   --------  -------------

Lease termination costs...   $3,656,000   ($304,000)    $324,000    $3,028,000


7.   Debt.

     In February 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Senior
Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, and limitations on additional Company and subsidiary debt subject to certain financial covenants.

     As of September 30, 2001, the Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank (the "Lender") for a $20,000,000 revolving credit facility with a maturity date of August 1, 2004. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the Senior Credit Facility and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt, and compliance with a financial covenant. As of September 30, 2001, the Company was in compliance with its financial covenant under the Senior Credit Facility.

     In May 2000, the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund ("MICRF") with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of September 30, 2001, the Company employed over 700 people in the State of Maryland.

8.   Commitments and Contingencies.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on the equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. Oral argument on the appeal occurred on November 2, 2001. No decision has been rendered by the appellate court yet. As of December 31, 2000 and September 30, 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

     In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. The case is currently in discovery. Trial in this case is scheduled for April 1, 2002.

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

10.  Income Taxes

     During the third quarter of 2001, the Company recognized a valuation allowance of approximately $4.7 million against the net deferred tax asset. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the likelihood of the realization of the future benefit of this asset.

     The Company's effective tax rate for the nine months ended September 30, 2001 of (67.2%) differed from the Company's effective tax rate of 31.8% for the year ended December 31, 2000 due primarily to the recognition of the valuation allowance and the impact of certain nondeductible expenses in relation to the projected current year pretax results.

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

     Results of  Operations  The  following  table sets  forth,  for the periods
indicated,   certain  information   derived  from  the  Company's   Consolidated
Statements of Operations (dollars in millions):


                                           Three Months Ended September 30                  Nine Months Ended September 30
                                    -----------------------------------------         ------------------------------------------
                                       2000        %        2001         %               2000         %        2001         %
                                    --------     ------   --------     ------         ---------     ------   --------     ------

Sales ...........................   $  40.6      100.0    $  35.3      100.0          $  114.0      100.0    $  99.8      100.0
Cost of sales ...................      32.2       79.3       27.8       78.8              89.5       78.5       79.4       79.6
Gross profit ....................       8.4       20.7        7.5       21.2              24.5       21.5       20.4       20.4
Operating expenses ..............      17.9       44.1        5.7       16.1              32.3       28.3       17.7       17.7
(Loss) income from operations...       (9.5)     (23.4)       1.8        5.1              (7.8)      (6.8)       2.7        2.7
Interest ........................       3.3        8.1        3.2        9.1               9.7        8.5        9.4        9.4
Other income ....................      (0.1)      (0.2)        --         --              (0.1)      (0.1)      (0.1)      (0.1)
Loss before income taxes ........     (12.7)     (31.3)      (1.4)      (4.0)            (17.4)     (15.3)      (6.6)      (6.6)
Income tax (benefit) provision...      (2.1)      (5.2)       4.7       13.3              (5.6)      (4.9)       4.4        4.4
Net loss ........................     (10.6)     (26.1)      (6.1)     (17.3)            (11.8)     (10.4)     (11.0)     (11.0)



Three Months Ended September 30, 2001 and 2000

     Net sales decreased $5.3 million, or 13.1%, to $35.3 million for the three months ended September 30, 2001, from $40.6 million for the same period in 2000. The decrease was a result of a decline in orders of book components caused by a contraction in the publishing industry and exacerbated by the further contraction of the U.S. economy in general after the September 11, 2001 terrorist attacks.

     Gross profit decreased $900,000, or 10.7%, to $7.5 million for the three months ended September 30, 2001 from $8.4 million for the same period in 2000. As noted above, this decrease was primarily the result of decreased sales. The gross profit margin increased 0.5% to 21.2% from 20.7% primarily as a result of material and labor savings in relation to sales in the manufacture of books at its Hagerstown, Maryland and Rockaway, New Jersey facilities.

     Operating expenses decreased $12.2 million, or 68.2%, to $5.7 million for the three months ended September 30, 2001 from $17.9 million for the same period in 2000. Operating expenses in the year 2000 included a restructuring charge of $11.4 million for the closing of TechniGraphix and the closing of the Taunton, Massachusetts facility. In 2001, operating expenses were reduced by $300,000 pursuant to a settlement reached with an equipment lessor of TechniGraphix. Exclusive of the foregoing charges and credits, operating expenses decreased $500,000, or 7.7%, to $6.0 million for the three months ended September 30, 2001 from $6.5 million for the same period in 2000. This decrease was primarily the result of cost cutting measures, including the impact of closing the Taunton, Massachusetts facility in December 2000.

     Interest expense decreased $100,000, or 3.0%, to $3.2 million for the three months ended September 30, 2001 from $3.3 million for the same period in 2000. The decrease was the result of less average outstanding debt during the period.

     The Company's effective tax rate for the three months ended September 30, 2001 was a provision of 338.9% compared to a benefit of 16.5% for the same period in 2000. The change in the effective rate is primarily attributable to the recognition of a valuation allowance in 2001 against the Company's deferred tax asset due to the uncertainty regarding the likelihood of the realization of this asset.

     Net loss decreased $4.5 million, or 42.5%, to $6.1 million for the three months ended September 30, 2001 from $10.6 million for the same period in 2000. The change in net loss was due to the factors described above.

Nine Months Ended September 30, 2001 and 2000

     Net sales decreased $14.2 million, or 12.5%, to $99.8 million for the nine months ended September 30, 2001, from $114.0 million for the same period in 2000. The decrease was a result of a decline in orders of book components caused by a contraction in the publishing industry and exacerbated by the further contraction of the U.S. economy in general after the September 11, 2001 terrorist attacks.

     Gross profit decreased $4.1 million, or 16.7%, to $20.4 million for the nine months ended September 30, 2001 from $24.5 million for the same period in 2000. This decrease was primarily the result of decreased sales in book components offset by material and labor cost savings at the Company's book manufacturing facilities in Hagerstown, Maryland and Rockaway, New Jersey. The gross profit margin declined 1.1% to 20.4% from 21.5% primarily as a result of increased labor costs in the manufacture of book components, offset by material and labor savings in relation to sales in book manufacturing.

     Operating expenses decreased $14.6 million, or 45.2%, to $17.7 million for the nine months ended September 30, 2001 from $32.3 million for the same period in 2000. Operating expenses in the year 2000 included a restructuring charge of $11.4 million for the closing of TechniGraphix and the closing of the Taunton, Massachusetts facility, and a loss on sale of equipment of $2.0 million. In 2001, operating expenses were further reduced by $300,000 pursuant to a settlement reached with an equipment lessor of TechniGraphix. Exclusive of the foregoing charges and credits, operating expenses decreased $800,000, or 4.3%, to $18.0 million for the nine months ended September 30, 2001 from $18.8 million for the same period in 2000. This was primarily the result of cost cutting measures, including the impact of closing the Taunton, Massachusetts facility in December 2000.

     Interest expense decreased $300,000, or 3.1%, to $9.4 million for the nine months ended September 30, 2001 from $9.7 million for the same period in 2000. The decrease was the result of less average outstanding debt during the period.

     The Company's effective tax rate, on an annualized basis, for the nine months ended September 30, 2001 was a provision of 67.2% compared to a benefit of 32.2% for the same period in 2000. The change in the effective rate is primarily attributable to the recognition of a valuation allowance in 2001 against the Company's deferred tax asset due to the uncertainty regarding the likelihood of the realization of this asset.

     Net loss decreased $800,000, or 6.8%, to $11.0 million for the nine months ended September 30, 2001 from $11.8 million for the same period in 2000. The change in net loss was due to the factors described above.

Liquidity and Capital Resources

     Cash flow during the first nine months of 2001 increased approximately $1.3 million. During the same period, net cash from operating activities provided approximately $900,000, which consisted of a net loss of $11.0 million, offset by non-cash charges of $15.1 million and the use of approximately $3.2 million for the reduction of current liabilities. Net cash used in investing activities was $3.8 million due to capital and equipment expenditures. Net cash provided by financing activities was $4.1 million, resulting from borrowings on the Senior Credit Facility.

     Working capital increased $2.9 million to $10.7 million at September 30, 2001, from $7.8 million at December 31, 2000. This increase is primarily attributable to decreases in accrued liabilities and accounts payable offset by a decrease in deferred income taxes.

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

     As of September 30, 2001, the Company has a Senior Credit Facility with its Lender for a $20,000,000 revolving credit with a maturity date of August 1, 2004. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and stock, limitations on additional Company debt, and compliance with a financial covenant. As of September 30, 2001, the Company was in compliance with its financial covenant under the Senior Credit Facility.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH and Krause America, Inc. ("Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on the equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 26, 2000, a jury rendered a verdict in favor of the Company on all but one of the remaining pieces of equipment. A judgment of $1,899,247 has been entered against Krause America, Inc. Krause America, Inc. has filed an appeal, and the Company has filed a cross appeal with respect to the piece of equipment which was not included in the original verdict and judgment, and on the issue of pre-judgment interest. Oral argument on the appeal occurred on November 2, 2001. No decision has been rendered by the appellate court yet. As of December 31, 2000 and September 30, 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million.

     In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. The case is currently in discovery. Trial in this case is scheduled for April 1, 2002.

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

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.


Exhibit
Number                                     Description
------    -------------------------------------------------------------------------------------
 2.1      Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E.
          Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing
          Partnership (schedules and exhibits omitted)**
 2.2      Acquisition Agreement dated as of February 3, 1999 among the Company,
          TechniGraphix, Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
 2.3      Stock Purchase Agreement dated as of December 27, 1995 among the
          Company and various stockholders of New England Book Holding
          Corporation*
 2.4      Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger
          Corp. (Delaware)*
 3.1      Certificate of Incorporation of the Company*
 3.2      By-Laws of the Company*
 4.1      Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
 4.2      Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase
          Manhattan Trust Company, National Association, Trustee**
 4.3      Registration Rights Agreement dated as of February 2, 1999 among the Company, the
          Guarantors and the Initial Purchasers**
 4.4      Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
 4.5      Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2)**
 4.6      Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
 4.7      Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2)**
10.1      Employment Agreement dated as of February 12, 1999 between the Company and Jack L.
          Tiner**
10.4(a)   Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b)   First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(c)   Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(d)   Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.*****
10.4(e)   Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.******
10.4(f)   Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.*******
10.5      Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors**



Exhibit
Number                                     Description
------    -------------------------------------------------------------------------------------
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

**** Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (Reg. No. 333-50995)

***** Incorporated by reference in the Company's 1999 Quarterly Report on Form 10-Q filed on November 14, 2000. (Reg. No. 333-50995)

****** Incorporated  by reference in the  Company's  2000 Annual  Report on Form
       10-K filed on April 2, 2001. (Reg. No. 333-50995)

*******Incorporated  by reference in the Company's 2001 Quarterly Report on Form
       10-Q filed on August 14, 2001. (Reg. No. 333-50995)

         (b) Reports on form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2001

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