Form 10-K
period 2001-12-31
PHOENIX COLOR CORP
filed 2002-03-28
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        333-50995
   December 31, 2001                                      Commission File Number

                               PHOENIX COLOR CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                             22-2269911
          (State of               (I.R.S.  Employer Identification No.)
        incorporation)

             540 Western Maryland Parkway
                 Hagerstown, Maryland                          21740
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of December 31, 2001, the Registrant had no capital stock or other securities registered under the Securities Exchange Act of 1934, as amended.

     As of March 15, 2002, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                       Documents Incorporated by Reference

     None

                                Table of Contents

  Item No.                         Name of Item                         Page No.

Part I
  Item 1.    Business..................................................        1
  Item 2.    Properties................................................        8
  Item 3.    Legal Proceedings.........................................        8
  Item 4.    Submission of Matters to a Vote of Security Holders.......        9

Part II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.....................................        9
  Item 6.    Selected Consolidated Financial Data......................       10
  Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................       12
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       17
  Item 8.    Financial Statements and Supplementary Data...............       17
  Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.....................       17

Part III
  Item 10.   Directors and Executive Officers of the Registrant........       17
  Item 11.   Executive Compensation....................................       20
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..............................................       21
  Item 13.   Certain Relationships and Related Transactions............       22

Part IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K................................................       22

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

History

     Phoenix Color was founded in 1979 by a group of fifteen printing industry veterans, including Louis LaSorsa, its Chairman, President and Chief Executive Officer. Initially, the Company focused on supplying book components for the higher education and professional reference markets and in subsequent years expanded into other segments of the publishing industry. In 1998, the Company began manufacturing thin books and in 1999 hard and soft cover books. Early operations were conducted in a single production facility in Long Island City, New York. In

1993, the Company moved the major portion of its business to Hagerstown, Maryland. In December 2000, the Company closed its book component manufacturing facility in Taunton, Massachusetts. We currently operate a total of four plants in the States of Maryland and New Jersey.

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

     On February 12, 1999, the Company acquired all of the capital stock of TechniGraphix, Inc., a producer of print-on-demand books that was located in Sterling, Virginia, for a total purchase price of $7.3 million. During the fourth quarter of 1999, the Company decided to relocate the TechniGraphix, Inc. facility to Hagerstown, Maryland and completed the relocation in January 2000. In September 2000, TechniGraphix, Inc. closed its print-on-demand operations. See "Restructuring" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Printing and Finishing Services.

     The Company manufactures book components, thin books, hard and soft cover books and print-on-demand books. The Company manufactures book components by using 19 modern high-speed, sheet-feed offset lithographic printing presses capable of printing up to eight colors in a single pass, some of which can print both sides of the sheet at the same time, and some with inline coaters. The Company protects manufactured book components by applying an ultraviolet liquid coating or laminating different types of film such as polypropelene and mylar. The Company also offers a complete array of in-house services, including foil stamping, selected and overall embossing, selected and overall liquid coatings and die cutting.

     The Company produces thin books in its manufacturing plant in New Jersey, which has three presses capable of printing up to eight or ten colors on a single side or four or five colors on each side during a single pass. These presses employ roll stand technology, which sheets the paper as it enters the press, thereby eliminating the need to sheet paper off line and continually add paper to the feeder system of the press. The Company offers several varieties of binding styles including, smythe sewn, side sewn and thread seal for hard cover books in addition to gluing for both hard cover and soft cover books.

     The Company prints hard and soft cover books in its manufacturing plant in Maryland, which has three single color web presses and one two color web press. The Company's workflow for the production of books is completely digital. In connection with the manufacture of books, the Company offers perfect binding, saddle wire binding and hard cover casing-in.

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

     Before printing, the Company provides its customer with a color accurate digital proof of the job, which must be approved by the customer. The Company is capable of transferring digital files within the Company's facilities and to its customers who have been provided with the appropriate equipment. Proofs for book manufacturing consist of bound galleys, which are digitally printed and bound. The Company may also receive or transmit files from or to customers through use of the Internet, in various formats, including PDF, HTML and FTP, among others.

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

     Sales of book components by the Company represented 70.1% of the Company's net sales in 2001 and 78.3% of net sales in 2000. Sales of book components for use in general interest books accounted for 50.1% of the Company's net book component sales for the year 2001 and 48.5% for 2000. Sales of book components to publishers of educational materials accounted for 24.3% and 23.9% of net book component sales in 2001 and 2000, respectively, and sales to publishers of business-related books accounted for 7.8% and 8.1% of net book component sales in 2001 and 2000, respectively. Sales of book components to all other book publishers, accounted for 17.8% and 19.5% of net book component sales in 2001 and 2000, respectively.

     The Company began selling thin books to publishers of juvenile books in the fourth quarter of 1998. The Company is continuing to expand its customer base in both juvenile and non-juvenile customers. Sales of thin books represented 17.5% and 13.9% of the Company's net sales for the years ended December 31, 2001 and 2000 respectively.

     The Company began to sell paperback books in July 1999 and hard cover books in May 2000. Sales of hard and soft cover books represented 12.4% and 8.9% of the Company's net sales for the years ended December 31, 2001 and 2000, respectively. The Company manufactures hard and soft cover books for virtually all segments of the book publishing industry.

Customers

     The Company has a base of over 200 active customers, including many of the leading publishing companies in the world. Among its largest customers are HarperCollins, Pearson Publishing, Simon & Schuster, Random House, Holtzbrink Publishers, McGraw-Hill, Time Warner, Thomson Learning, John Wiley & Sons, Microsoft, Houghton Mifflin, Oxford University Press, Walt Disney, Harcourt Brace and W.W. Norton, many of which have been customers of the Company since its inception in 1979. Many of these customers have decentralized operations in which purchasing decisions are made by various divisions. Pearson Publishing, and HarperCollins Publishers accounted for 11.7%, and 10.8%, respectively, of the Company's net sales in 2001. Pearson Publishing, HarperCollins Publishers and Random House Inc. accounted for 13.3%, 11.3% and 10.1% , respectively, of the Company's net sales in 2000. Our ten largest customers accounted for approximately 64.8% and 70.1% of net sales in 2001 and 2000, respectively.

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

Employees

     As of December 31, 2001, the Company had 862 employees, of whom 13 were engaged in management, 46 in finance, administration and billing, 73 in sales, sales support and customer service, 10 in information systems and technological development, 12 in transportation and 708 in manufacturing. None of the employees are represented by unions, and the Company believes it has satisfactory relations with its workforce.

ITEM 2. PROPERTIES

     The Company's corporate and administrative offices are located in one of its two adjacent manufacturing facilities in Hagerstown, Maryland. The Company leases various manufacturing and regional sales offices. A summary of the location, size and nature of the principal facilities appears below:

Location                              Use                                Leased/Owned;       Square
--------                              ---                               Expiration Date      Footage
                                                                        ---------------      -------
Hagerstown, MD..... Corporate offices; printing, prepress and           Owned                114,000
                     finishing for book components
Hagerstown, MD..... Printing, prepress and finishing for book           Owned                 86,000
                     components
New York City, NY.. Prepress and sales                                  Leased; 10/31/09      11,000
Taunton, MA........ Closed operations                                   Leased; 12/31/12      53,000
Rockaway, NJ....... Printing, prepress and finishing for complete       Leased; 3/31/08       90,000
                     books
Hagerstown, MD..... Printing, prepress and binding for complete books   Owned                170,000

ITEM 3. LEGAL PROCEEDINGS

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2000 and 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001 the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

     In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. ("Motion Technology") in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. In March 2001, the Company amended its complaint, adding Eagles Systems, Inc. ("Eagle") as a defendant in the case. In November 2001, the Company obtained an order of default against Eagle. The Company has filed a motion for summary judgment against Eagle and Motion Technology. On February 25, 2002, the court granted the Company's motions for summary judgment and entry of an order of default and entered a judgment against Eagle and

Motion Technology in the amount of $1,006,750. Defendants had thirty (30) days from that date to appeal the judgment. On February 26, 2002, defendants filed for bankruptcy.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial information is derived from our Consolidated Financial Statements and related Notes thereto as of December 31, 1997 through 2001 and for the years then ended. Our Consolidated Financial Statements for the years ended December 31, 1997 through 2001 have been audited by PricewaterhouseCoopers LLP, independent accountants. PricewaterhouseCoopers LLP's report on the Company's Consolidated Financial Statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 is included as Item 8 of this form 10-K. The selected consolidated financial information set forth below should be read with our Consolidated Financial Statements, the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Years Ended December 31,
                                                              1997       1998      1999(1)       2000       2001
                                                              ----       ----      -------       ----       ----
                                                                            (dollars in thousands)
Statement of Operations Data:
Sales .................................................     $104,794   $107,491    $141,338    $147,544   $129,365
Cost of sales .........................................       73,722     80,627     109,357     117,874    104,370
Gross profit ..........................................       31,072     26,864      31,981      29,670     24,995
Operating expenses:
Selling and marketing expenses ........................        5,881      6,278       5,688       7,494      8,046
General and administrative ............................       12,265     12,934      17,168      17,511     15,619
(Gain) loss on sale of assets (2) .....................           --       (133)        358       2,630        122
Restructuring charge (3) ..............................           --         --          --      11,425       (304)
Total operating expenses ..............................       18,146     19,079      23,214      39,060     23,483
Income (loss) from operations .........................       12,926      7,785       8,767      (9,390)     1,512
Interest expense ......................................        4,484      5,076      14,939      12,943     12,374
Other (income) expense  ...............................           62       (327)       (283)       (116)      (253)
Income (loss) before income taxes: ....................        8,380      3,036      (5,889)    (22,217)   (10,609)
Income tax (benefit) provision ........................        3,898      2,008      (1,045)     (7,055)     4,400
Net income (loss) .....................................     $  4,482   $  1,028    $ (4,844)   $(15,162)  $(15,009)
Balance Sheet Data (at year end):
Cash and cash equivalents .............................     $  1,045   $ 14,834    $    271    $    368   $    122
Total assets ..........................................       84,993    132,440     151,505     133,072    122,402
Total debt (including capital lease obligations) ......       46,726     95,447     114,362     114,180    117,902
Total stockholders' equity (deficit) ..................       16,154     17,283      12,471      -2,653    -17,624
Other Financial Data:
Depreciation and amortization expense .................     $  9,142   $ 10,834    $ 17,174    $ 15,956   $ 14,484
Capital expenditures (4) ..............................       15,131     48,168      17,871       7,431      5,368
EBITDA (5) ............................................       22,005     18,946      24,686       6,162     15,720
EBITDA margin (6) .....................................        21.00%     17.60%      17.47%       4.18%      12.2%
Ratio of earnings to fixed charges (7) ................         2.7x       1.5x          --          --         --

(1) In January and February 1999, the Company acquired Mid-City Lithographers, Inc. and TechniGraphix, Inc., respectively. See Note 7 of Notes to Consolidated Financial Statements.

(2)  Reflects non-cash losses on sale of capital assets.

(3) Reflects a charge for closing the operations of TechniGraphix, Inc. and the Taunton, Massachusetts facility, of which approximately $7.5 million are non-cash expenses.

(4) Includes property and equipment financed through notes, deposits and capital leases. See Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

(5) EBITDA represents net income of the Company before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis on which the Company assesses its financial performance, and certain covenants in the Company's borrowing agreements are tied to similar measurements. See Consolidated Statements of Cash Flows.

(6)  EBITDA margin represents EBITDA divided by sales.

(7) In calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (which includes amortization of deferred financing costs), whether expensed or capitalized, and that portion of rental expense estimated to be attributable to interest. For 1999, 2000 and 2001 the ratio of earnings to fixed charges was less than one-to-one. The dollar amount by which the earnings, as defined above, were insufficient to cover fixed charges was $6.3 million, $22.2 million and $10.6 million in the years 1999, 2000,and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the audited Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

Results of Operations

     The following table sets forth for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations:

                                                      Years Ended December 31,
                                                1999              2000              2001
                                                ----              ----              ----
                                             $        %        $        %        $        %
                                            ---      ---      ---      ---      ---      ---
Sales ................................    141,338   100.0   147,544   100.0   129,365   100.0
Cost of sales ........................    109,357    77.4   117,874    79.9   104,370    80.7
Gross profit .........................     31,981    22.6    29,670    20.1    24,995    19.3
Operating Expenses:
Selling and marketing expenses .......      5,688     4.0     7,494     5.1     8,046     6.2
General and administrative expenses ..     17,168    12.1    17,511    11.9    15,619    12.1
Loss on sale of assets ...............        358     0.2     2,630     1.8       122     0.1
Restructuring charge .................         --      --    11,425     7.7      (304)   -0.2
Total operating expenses .............     23,214    16.3    39,060    26.5    23,483    18.2
Income (loss) from operations ........      8,767     6.3    (9,390)   -6.4     1,512     1.1
Interest expense .....................     14,939    10.6    12,943     8.8    12,374     9.6
Other income..........................       (283)   -0.2      (116)   -0.1      (253)   -0.2
Loss before income taxes .............     (5,889)   -4.1   (22,217)  -15.1   (10,609)   -8.3
Income tax (benefit) provision .......     (1,045)   -0.7    (7,055)   -4.8     4,400     3.4
Net loss..............................     (4,844)   -3.4   (15,162)  -10.3   (15,009)  -11.7

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Sales decreased $18.1 million or 12.3% to $129.4 million for the year ended December 31, 2001 from $147.5 million for the same period in 2000. This decrease was a result of lower sales of book components offset by higher sales of complete books manufactured in Rockaway, New Jersey and Hagerstown, Maryland. Sales of complete books increased $11.7 million or 34.7% to $45.4 million for the year ended December 31, 2001 from $33.7 million for the same period in 2000. The decrease in book components was primarily caused by a contraction in the publishing industry, particularly in reprints of general interest books, and was exacerbated by the further contraction of the U.S. economy in general after the September 11, 2001 terrorist attacks.

     Gross profit decreased $4.7 million or 15.8% to $25.0 million for the year ended December 31, 2001, from $29.7 million for the same period in 2000, and the gross profit margin decreased to 19.3% for the year ended December 31, 2001 from 20.1% for the same period in 2000. The decline in gross profit margin was primarily attributable to lower sales of components without a corresponding decrease in overhead, and from the continued operating losses at the Company's book manufacturing facility in Hagerstown, Maryland. The Maryland book manufacturing facility incurred $27.9 million of costs with offsetting sales of $22.6 million for the year ending December 31,2001, compared to $19.7 million of costs with offsetting sales of $13.1 million for the same period in 2000. The Company estimates the Maryland book manufacturing facility has the capacity to produce a sufficient amount of books to generate $45.0 million in sales with its current equipment.

     Operating expenses decreased $15.6 million or 39.9% to $23.5 million for the year ended December 31, 2001, from $39.1 million for the same period in 2000. This decrease was composed of a reduction in the non-cash losses on the sale of certain property, plant and equipment; a reversal of part of the restructuring charge associated with the termination of certain operating leases for equipment (see Management's Discussion and Analysis for the year 2000 compared with 1999); a reduction in general and administrative expenses of $1.9 million, due primarily to staff reductions, and offset by an increase in selling expenses of $600,000.

     Interest expense decreased $500,000 or 3.9% to $12.4 million for the year ended December 31, 2001 from $12.9 million for the same period in 2000. The decrease was the result of less average outstanding debt and lower interest rates during the period.

     The Company's effective tax rate for the year ended December 31, 2001 was a provision of 41.5% compared to a benefit of 31.8% for the same period in 2000. The change in the effective rate is primarily attributable to the recognition of a valuation allowance in 2001 against the Company's deferred tax assets due to the uncertainty regarding the likelihood of the realization of certain of these assets.

     Net loss decreased $200,000 to a loss of $15.0 million for the year ended December 31, 2001 from a loss of $15.2 million for the same period in 2000. The decrease was due to the factors described above.

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

Liquidity and Capital Resources

     The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and capital and operating leases. Cash flows from operating activities amounted to $6.6 million for 1999, $6.0 million for 2000 and $1.2 million for 2001.

     In September 1998, the Company entered into a three year $20.0 million revolving credit facility with First Union National Bank (the "Senior Credit Facility"). On August 14, 2001, the Senior Credit Facility was amended to extend the maturity date to August 1, 2004 and provide for an increase in the availability of funds. As of December 31, 2001, the outstanding aggregate principal of the Senior Credit Facility was $12.4 million, bearing interest at the rate of 5.25% per annum. The Company's borrowings under the Senior Credit Facility are secured by substantially all of the Company's assets. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, and on additional Company and subsidiary debt and requires the Company to maintain a fixed coverage charge ratio as defined in the Senior Credit Facility as amended on August 14, 2001. As of December 31, 2000, the Company was in compliance with the covenants in the Senior Credit Facility as amended in November 2000. As of December 31, 2001, the Company was in compliance with the covenants of the Senior Credit Facility as amended in August 2001.

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

     The Company has operating lease arrangements for printing equipment. Rental expense related to such leases was approximately $3.2 million for 1999, $5.8 million for 2000 and $4.5 million for 2001. The increase from 1999 to 2000 was substantially due to the operating leases for printing and binding equipment at the Maryland book manufacturing facility. The decrease from 2000 to 2001 was primarily attributed to the closing of TechniGraphix, Inc. the Company's print-on-demand facility.

     Capital expenditures totaled $16.5 million for 1999, $6.8 million for 2000 and $5.3 million for 2001. The Company has traditionally invested in facilities and equipment to increase capacity, improve efficiency, maintain high levels of productivity and meet customer needs. Capital expenditures primarily have been for prepress, pressroom and finishing equipment and plant construction.

     The Company currently estimates its capital expenditures and other operating deposits for 2002 will total approximately $6.0 million. The capital expenditures are principally for the replacement of existing equipment including printing presses, finishing equipment and prepress equipment. The Company also intends to enter into operating leases for presses and bindery equipment valued at approximately $7.8 million for its book manufacturing facility in Hagerstown, Maryland. The Company believes that in 2002 funds generated from operations and funds available under the Senior Credit Facility will be sufficient to complete its capital expenditures and service its debt. Net income from operations after adjusting for non-cash expenses for depreciation, amortization and restructuring charges was $25.9 million, $14.0 million and $16.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Should the Company fail to achieve results in 2002 equal at least to the year 2000, or should a decrease in demand for the Company's products, or inability to reduce costs, adversely affect the availability of funds, such decrease in the availability of funds could have a material adverse effect on the Company's business prospects or results of operations. As of December 31, 2001, the Company had not met the required consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million additional new indebtedness for capital expenditures until the Company attains the consolidated coverage ratio as defined in the Senior Note agreement.

Implication of New Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS 141, "Business Combinations"("SFAS 141") and SFAS 142, "Goodwill and Other intangible Assets," ("SFAS 142"), which are effective for fiscal years beginning after December 15, 2001. The Company is required to and will adopt both SFAS 141 and SFAS 142 beginning in 2002. Upon adoption of SFAS 141 and SFAS 142, the Company will cease to amortize goodwill recorded on prior business combinations and will annually review the recorded goodwill for impairment. The Company's management does not expect that the application of the provisions of SFAS 141 and SFAS 142 will have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of SFAS 143 will have a material impact on The Company's consolidated financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS 144 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of SFAS 144 will have a material impact on the Company's consolidated financial statements.

Forward Looking Statements

Some of the statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include indications regarding the intent, belief or current expectations of the Company and its management, including without limitation expectations regarding (i) the sufficiency of funds generated from the Company's operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources, to finance the Company's current operation, remaining capital expenditure requirements and internal growth for the year 2002, (ii) whether any claims or lawsuits filed, threatened or to be filed or pending against the Company, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows, (iii) the Company's ability to enter into operating leases for presses and binding equipment, pass any material vendor price increases to its customers, and replace any individual supplier without disruption to the business, (iv) the Company's current expectations with respect to capital expenditures and operating deposits for 2002, and (v) the Company's expectations regarding the materiality of interest rate fluctuations to its business. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "expects," "believes," "continue" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in the Company's Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance the Company's current operations, remaining capital expenditures and internal growth for the year 2002, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes its current exposure to interest rate changes is immaterial because approximately 89% of the Company's debt bears a fixed rate of interest. However, if the ratio of debt with fixed interest were to materially decline or interest rates were to materially increase it could have a material adverse effect on the Company's business and results of opertations.

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

     The following table sets forth certain information regarding the Company's current directors and executive officers:

Directors and Executive Officers  Age                             Positions
--------------------------------  ---                             ---------
Louis LaSorsa..................   55 Chairman, Chief Executive Officer and Director
Edward Lieberman...............   59 Executive Vice President, Chief Financial Officer, Secretary and Director
John Carbone...................   43 Vice President, Manufacturing, Book Components, and Director
David Rubin....................   45 Director
Thomas Newell..................   58 Chief Information Officer
Earl S. Wellschlager...........   54 Director
Mitchell Weiss.................   39 Vice President, Thin Print/Book Manufacturing, and Director

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

Employee Stock Bonus and Ownership Plan

     The Company's Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") was established in 1980, initially as a profit-sharing, tax-qualified retirement plan, and later as a stock bonus plan. Employees become participants on any June 30 or December 31 after they complete one year of service. Annual Company contributions to the Stock Bonus Plan are discretionary, and have been made in the form of Company stock and cash. Contributions are allocated among all Stock Bonus Plan participants, based on the proportion which each participant's eligible compensation bears to the total compensation of all participants. Company contributions for participants become vested for each participant in equal installments over a six-year period of continuing service. The Trustees of the Stock Bonus Plan are Louis LaSorsa and Edward Lieberman, and the Stock Bonus Plan held 6,794 shares of Class B Common Stock of the Company as of December 31, 2001. The Class B Common Stock is non-voting stock. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the three years ended December 31, 2001 for the Chief Executive Officer and the three other most highly compensated executive officers of the Company, including both fixed salary compensation and discretionary management incentive compensation ("Bonus"):

                           Summary Compensation Table

                                  Annual Compensation
Name and Principal Position                                         Other Annual
                                     Year     Salary       Bonus    Compensation

Louis LaSorsa......................  2001    $554,163    $439,330     $  --
Chief Executive Officer              2000     541,423     451,540        --
                                     1999     544,284     565,000        --
Edward Lieberman...................  2001     368,457     219,665        --
Chief Financial Officer              2000     368,457     230,770        --
                                     1999     365,275     282,000        --
Mitchel Weiss......................  2001     193,234     131,799        --
Vice President                       2000     190,565     115,385        --
                                     1999     193,109     113,744        --
John Carbone.......................  2001     272,626     219,665        --
Vice President                       2000     273,447     230,770        --
                                     1999     274,670     226,000        --

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

                                                    Class A(1)      %   Class B(2)     %       Total       %
                                                    ----------     ---  ----------    ---      -----      ---
  Louis LaSorsa...................................       1,000     9.0         592    7.6      1,592      8.4
  Edward Lieberman................................       1,000     9.0         450    5.8      1,450      7.7
  John Biancolli..................................       1,000     9.0         221    2.8      1,221      6.5
  John Carbone....................................       1,000     9.0         215    2.8      1,215      6.4
  Thomas Newell...................................       1,000     9.0         146    1.9      1,146      6.1
  Mitchell Weiss..................................       1,000     9.0         115    1.5      1,115      5.9
  Dion von der Lieth..............................       1,000     9.0          47    0.6      1,047      5.5
  Henry Burk......................................       1,000     9.0          --     --      1,000      5.3
  Ronald Burk.....................................       1,000     9.0          --     --      1,000      5.3
  Anthony DiMartino...............................       1,000     9.0         448    5.7      1,448      7.7
  Bruno Jung......................................       1,000     9.0         318    4.1      1,318      7.0
  Judith Lieberman................................          --      --       1,000   12.8      1,000      5.3
  David Rubin.....................................          --      --          --     --         --       --
  Earl S. Wellschlager............................          --      --          --     --         --       --
  Louis LaSorsa and Edward Lieberman, as Trustees
     under the Stock Bonus Plan(3)................          --      --       6,794   87.2      6,794     36.0
  All directors and executive officers as a group
     (7 persons)..................................       5,000    45.0       1,518   19.5      6,518     34.5

------
(1)  All Class A voting shares are held directly by the named individuals.

(2) Indicates each named individual's vested interest in Class B non-voting shares held in the Stock Bonus Plan, except for Judith Lieberman, whose Class B shares are held directly.

(3) See "Directors and Executive Officers of the Registrant Employee Stock Bonus and Ownership Plan."

     The address of all stockholders listed in the above table is c/o Phoenix Color Corp., 540 Western Maryland Parkway, Hagerstown, Maryland, 21740.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 15, 1998, in connection with the senior credit facility between the Company and First Union National Bank, all of the Company's shareholders except Anthony DiMartino, Judith Lieberman and the Stock Bonus Plan executed a Stock Pledge Agreement, pursuant to which all of their respective shares of the Company's stock were pledged as security for the Company's obligations under the loan agreement. The Stock Pledge Agreement requires such shares to remain pledged during the term of the senior credit facility. For information regarding each of the Company's shareholders, see "Security Ownership of Certain Beneficial Owners and Management."

     Earl S. Wellschlager, a director of the Company, is a partner in a law firm that served as counsel to the Company in 2000 and 2001 (See note 10 of the Notes to the Consolidated Financial Statements).

     David Rubin, a director of the Company, is an officer and principal of Don Aux Associates, which furnishes management consulting services to the Company (See note 10 of Notes to the Consolidated Financial Statements).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) The following consolidated financial statements of the Company are included in Item 8 of the Form 10-K

     Index to Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets at December 31, 2000 and December 31, 2001

     Consolidated Statements of Operations as of December 31, 1999, December 31, 2000 and December 31, 2001

     Consolidated Statements of Changes in Stockholders' Equity as of December 31, 1999, December 31, 2000 and December 31, 2001

     Consolidated Statements of Cash Flows as of December 31, 1999, December 31, 2000 and December 31, 2001

     Notes to Consolidated Financial Statements

(a)(2) Report of Independent Accountants on Financial Statement Schedule

     Valuation and Qualifying Accounts

          Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(a)(3) See Item 14(c) of this Form 10-K

(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 2001.


(c)  Exhibits.

Exhibit
Number                          Description
------                          -----------
2.1 Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E. Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership (schedules and exhibits omitted)**
2.2 Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix, Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted)**
2.3 Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation*
2.4 Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger Corp. (Delaware)*
3.1      Certificate of Incorporation of the Company*
3.2      By-Laws of the Company*
4.1 Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers**
4.2 Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase Manhattan Trust Company, National Association, Trustee**
4.3 Registration Rights Agreement dated as of February 2, 1999 among the Company, the Guarantors and the Initial Purchasers**
4.4      Form of Initial Global Note (included as Exhibit A to Exhibit 4.2)**
4.5      Form of Initial Certificated Note (included as Exhibit B to Exhibit
         4.2)**
4.6      Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**
4.7      Form of Exchange Certificated Note (included as Exhibit D to Exhibit
         4.2)**
10.1 Employment Agreement dated as of February 12, 1999 between the Company and Jack L. Tiner**
10.4(a) Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**
10.4(b) First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(c) Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****
10.4(d) Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.*****
10.4(e) Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.******

10.4(f) Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. *******
10.4(g) Sixth Amendment to Credit Agreement dated as of December 26, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.
10.4(h) Seventh Amendment to Credit Agreement dated as of March 15 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.
10.5 Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors**
10.6 Master Security Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Collateral Agent (schedules omitted)***
10.7 Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National Bank, as Collateral Agent (schedules omitted)**
10.8 Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company (schedules omitted**)
10.10 Lease Agreement dated as of March 20, 1998 between the Company and Maurice M. Weill, Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond Road, Rockaway, NJ 07866**
10.11 Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780**
10.12 Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY 11101**
12.1     Statement regarding Ratios of Earnings to Fixed Charges
12.2     Statement concerning calculation of EBITDA
21.1     Subsidiaries of the Company

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

**** Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (Reg. No. 333-50995)

***** Incorporated by reference in the Company's 1999 Quarterly Report on Form 10-Q filed on November 14, 2000. (Reg. No. 333-50995)

****** Incorporated by reference in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001. (Reg. No. 333-50995)

******* Incorporated by reference in the Company's 2001 Quarterly Report on Form 10-Q filed on August 14, 2001. (Reg. No. 333-50995)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Phoenix Color Corp. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hagerstown, State of Maryland, on March 26, 2002.

                                        PHOENIX COLOR CORP.

                               By:       /s/ Louis LaSorsa
                                        ------------------------------------
                                        Louis LaSorsa
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-K been signed below by the following persons in the capacities and on the date indicated.

Signature                                            Title                                     Date


/s/ Louis LaSorsa                           Chairman, Chief Executive Officer              March 26, 2002
---------------------------------------     and Director
Louis LaSorsa


/s/ Edward Lieberman                        Executive Vice President, Chief                March 26, 2002
---------------------------------------     Financial Officer, Secretary and Director
Edward Lieberman


/s/ John Carbone                            Vice President, Manufacturing, Book            March 26, 2002
---------------------------------------     Component Manufacturing, and Director
John Carbone


s/ Mitchel Weiss                            Vice President, Manufacturing, Thin Book       March 26, 2002
---------------------------------------     Manufacturing, and Director
Mitchel Weiss


/s/ Earl S. Wellschlager                    Director                                       March 26, 2002
---------------------------------------
Earl S. Wellschlager


/s/ David Rubin                             Director                                       March 26, 2002
---------------------------------------
David Rubin

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

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Independent Accountants................................          F-2
Consolidated Balance Sheets......................................          F-3
Consolidated Statements of Operations............................          F-4
Consolidated Statements of Changes in Stockholders' Equity.......          F-5
Consolidated Statements of Cash Flows............................          F-6
Notes to Consolidated Financial Statements.......................          F-8

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Phoenix Color Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phoenix Color Corp. and its subsidiaries (the "Company") as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PricewaterhouseCoopers LLP



Baltimore, Maryland
February 22, 2002

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                             ------------------------------
                                                                                 2000             2001
                                                                             -------------    -------------
                                  ASSETS
Current assets:
 Cash and cash equivalents ...............................................   $     367,866    $     122,101
 Accounts receivable, net of allowance for doubtful accounts and rebates
 of $1,084,800 in 2000 and $1,780,704 in 2001 ............................      20,296,011       19,606,187
 Inventory ...............................................................       5,501,544        6,428,524
 Income tax receivable ...................................................         805,905          748,142
 Prepaid expenses and other current assets ...............................       1,321,909        2,600,140
 Deferred income taxes ...................................................       1,032,798               --
                                                                             -------------    -------------
 Total current assets ....................................................      29,326,033       29,505,094

Property, plant and equipment, net .......................................      73,552,022       66,794,386
Goodwill, net ............................................................      15,984,065       13,302,809
Deferred financing costs, net ............................................       3,650,637        3,434,959
Other assets .............................................................      10,559,495        9,364,936
                                                                             -------------    -------------
 Total assets ............................................................   $ 133,072,252    $ 122,402,184
                                                                             =============    =============
                    LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
 Notes payable ...........................................................   $      20,806    $       7,418
 Accounts payable ........................................................      10,489,654       10,884,790
 Accrued expenses ........................................................      11,055,808       10,613,097
                                                                             -------------    -------------
 Total current liabilities ...............................................      21,566,268       21,505,305
10 3/8% Senior subordinated notes ........................................     105,000,000      105,000,000
MICRF Loan ...............................................................         500,000          500,000
Revolving line of credit .................................................       8,659,042       12,394,941
Deferred income taxes ....................................................              --          625,457
                                                                             -------------    -------------
  Total liabilities ......................................................     135,725,310      140,025,703
                                                                             -------------    -------------

Commitments and contingencies
Stockholders' deficit
 Common Stock, Class A, voting, par value $0.01 per share, authorized
 20,000 shares, 14,560 issued shares and 11,100 outstanding shares .......             146              146
 Common Stock, Class B, non-voting, par value $0.01 per share, authorized
 200,000 shares, 9,794 issued shares and 7,794 outstanding shares ........              98               98
 Additional paid in capital ..............................................       2,126,804        2,126,804
 Accumulated deficit .....................................................      (2,911,384)     (17,920,245)
 Stock subscriptions receivable ..........................................         (99,492)         (61,092)
 Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares      (1,769,230)      (1,769,230)
                                                                             -------------    -------------
 Total stockholders' deficit .............................................      (2,653,058)     (17,623,519)
                                                                             -------------    -------------
 Total liabilities & stockholders' deficit ...............................   $ 133,072,252    $ 122,402,184
                                                                             =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                       -----------------------------------------------
                                           1999             2000             2001
                                       -------------    -------------    -------------
Sales ..............................   $ 141,338,367    $ 147,544,151    $ 129,364,616
Cost of sales ......................     109,357,385      117,873,719      104,369,705
                                       -------------    -------------    -------------
Gross profit .......................      31,980,982       29,670,432       24,994,911
                                       -------------    -------------    -------------
Operating expenses:
 Selling and marketing expenses ....       5,688,212        7,493,814        8,046,359
 General and administrative expenses      17,167,869       17,510,857       15,619,292
 Loss on disposal of assets ........         358,174        2,630,285          121,782
 Restructuring charge ..............              --       11,425,000         (303,881)
                                       -------------    -------------    -------------
Total operating expenses ...........      23,214,255       39,059,956       23,483,552
                                       -------------    -------------    -------------
Income (loss) from operations ......       8,766,727       (9,389,524)       1,511,359
Other expenses:
 Interest expense ..................      14,939,009       12,942,862       12,374,252
 Other income ......................        (282,682)        (115,807)        (253,693)
                                       -------------    -------------    -------------
Loss before income taxes ...........      (5,889,600)     (22,216,579)     (10,609,200)
Income tax (benefit) provision .....      (1,045,309)      (7,055,000)       4,399,661
                                       -------------    -------------    -------------
Net loss ...........................   $  (4,844,291)   $ (15,161,579)   $ (15,008,861)
                                       =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                      Common Stock
                                ---------------------------------------------------------
                                          Class A                       Class B              Additional
                                ---------------------------   ---------------------------     Paid-in
                                   Shares         Amount         Shares         Amount        Capital
                                ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998          14,560   $        146          9,794   $         98   $  2,126,804
Payment of stock subscription             --             --             --             --             --
Net loss ....................             --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1999          14,560            146          9,794             98      2,126,804
Payment of stock subscription             --             --             --             --             --
Net loss ....................             --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000          14,560            146          9,794             98      2,126,804
Payment of stock subscription             --             --             --             --             --
Net loss ....................             --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001          14,560   $        146          9,794   $         98   $  2,126,804
                                ============   ============   ============   ============   ============

                                  Retained
                                  Earnings          Stock              Treasury Stock              Total
                                 Accumulated    Subscription    ---------------------------    Stockholders'
                                  (Deficit)      Receivable        Shares         Amount      Equity (Deficit)
                                ------------    ------------    ------------   ------------   ---------------
Balance at December 31, 1998    $ 17,094,486    $   (169,792)          5,460   $ (1,769,230)   $ 17,282,512
Payment of stock subscription             --          32,400              --             --          32,400
Net loss ....................     (4,844,291)             --              --             --      (4,844,291)
                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1999      12,250,195        (137,392)          5,460     (1,769,230)     12,470,621
Payment of stock subscription             --          37,900              --             --          37,900
Net loss ....................    (15,161,579)             --              --             --     (15,161,579)
                                ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2000      (2,911,384)        (99,492)          5,460     (1,769,230)     (2,653,058)
Payment of stock subscription             --          38,400              --             --          38,400
Net loss ....................    (15,008,861)             --              --             --     (15,008,861)
                                ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2001    $(17,920,245)   $    (61,092)          5,460   $ (1,769,230)   $(17,623,519)
                                ============    ============    ============   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                         1999             2000             2001
                                                                     -------------    -------------    -------------
Operating activities:
 Net loss ........................................................   $  (4,844,291)   $ (15,161,579)   $ (15,008,861)
 Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization of property, plant and equipment .      12,513,790       12,510,539       11,274,079
  Amortization of goodwill .......................................       3,122,712        2,925,380        2,681,256
  Amortization of deferred financing costs .......................       1,537,684          520,369          528,701
  Provision for uncollectible accounts ...........................         220,000          485,000          413,125
  Deferred income taxes ..........................................         478,796       (7,344,934)       5,025,118
  Restructuring charge ...........................................              --        7,461,307         (303,881)
  Loss on disposal of assets .....................................         358,174        2,630,285          386,179
 Increase (decrease) in cash resulting from changes in assets and liabilities:
  Accounts receivable ............................................      (4,490,823)         403,272          276,700
  Inventory ......................................................        (414,407)        (125,769)        (926,980)
  Prepaid expenses and other assets ..............................         442,553          (81,853)      (3,416,082)
  Accounts payable ...............................................      (4,805,691)      (3,333,599)         321,027
  Accrued expenses ...............................................       4,120,225        3,111,219         (138,830)
  Income tax refund receivable ...................................      (1,593,869)       2,021,518           57,763
                                                                     -------------    -------------    -------------
  Net cash provided by operating activities ......................       6,644,853        6,021,155        1,169,314
                                                                     -------------    -------------    -------------
 Investing activities:
  Proceeds from sale of equipment ................................       1,362,607        1,059,306          391,500
  Capital expenditures ...........................................     (17,871,249)      (6,838,595)      (5,294,122)
  Increase in equipment deposits .................................              --               --           39,656
  Purchase of businesses, net of cash acquired ...................     (17,617,055)              --               --
                                                                     -------------    -------------    -------------
  Net cash used in investing activities ..........................     (34,125,697)      (5,779,289)      (4,862,966)
                                                                     -------------    -------------    -------------
 Financing activities:
  Proceeds from issuance of senior subordinated notes ............     105,000,000               --               --
  Net (payments) proceeds on revolving line of credit ............      (2,103,449)        (605,011)       3,735,899
  Proceeds from long term borrowings .............................              --          500,000               --
  Principal payments on long term borrowings .....................     (78,224,270)         (77,474)         (13,388)
  Principal payments on capital lease obligations ................      (7,653,925)              --               --
  Debt financing costs ...........................................      (4,133,362)              --         (313,024)
  Payment of stock subscription ..................................          32,400           37,900           38,400
                                                                     -------------    -------------    -------------
  Net cash provided by (used in) financing activities ............      12,917,394         (144,585)       3,447,887
                                                                     -------------    -------------    -------------
  Net (decrease) increase in cash ................................     (14,563,450)          97,281         (245,765)
  Cash and cash equivalents at beginning of year .................      14,834,035          270,585          367,866
                                                                     -------------    -------------    -------------
  Cash and cash equivalents at end of year .......................   $     270,585    $     367,866    $     122,101
                                                                     =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)

                                                                        Year Ended December 31,
                                                                  1999           2000            2001
                                                              ------------   ------------    ------------
Supplemental cash flow disclosures:
      Cash paid for interest ..............................   $  9,977,620   $ 12,477,684    $ 11,928,179
      Cash paid for income taxes, net of (refunds) received   $     67,892   $ (1,733,468)   $   (683,220)
Non-cash investing and financing activities:
   Equipment and deposits included in accounts payable ....   $         --   $    592,230    $     74,109

Acquisitions:
      Fair value of assets acquired .......................   $ 22,230,528   $         --    $         --
      Less:  Liabilities assumed and cash acquired ........   $  4,613,473   $         --    $         --
                                                              ------------   ------------    ------------
      Acquisitions net of cash acquired ...................   $ 17,617,055   $         --    $         --
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

     Fair Value of Certain Financial Instruments

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates fair value, due to the relatively short maturity of these instruments.

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

     Customers that accounted for more than 10% of net sales or accounts receivable are as follows:

                                                Customers
                              ---------------------------------------------
                                    A               B               C
                              --------------- -------------- --------------
     Net Sales
          2001..............       11%             12%             --
          2000..............       11%             13%             10%
          1999..............       11%             12%             --

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

     Deferred financing costs incurred in connection with the 1998 financing discussed in Note 5 were deferred and were amortized using the straight-line method, which approximates the interest method, over the life of the related loan. These costs were written off in their entirety in 1999 as a result of the issuance of 10 3/8% Senior Subordinated Notes in February 1999 (see Note 5). Costs incurred in connection with the 1999 issuance of the 10 3/8% Senior Subordinated Notes maturing February 1, 2009 have been deferred and are being amortized using the straight-line method over a ten year period.

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

     Reclassifications

     Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

     Implication of New Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS 141, "Business Combinations"("SFAS 141") and SFAS 142, "Goodwill and Other intangible Assets," ("SFAS 142"), which are effective for fiscal years beginning after December 15, 2001. The Company is required to and will adopt both SFAS 141 and SFAS 142 beginning in 2002. Upon adoption of SFAS 141 and SFAS 142, the Company will cease to amortize goodwill recorded on prior business combinations and will annually review the recorded goodwill for impairment. The Company's management does not expect that the application of the provisions of SFAS 141 and SFAS 142 will have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of SFAS 143 will have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS 144 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of SFAS 144 will have a material impact on the Company's consolidated financial statements.

3. Inventory

     Inventories consist of the following:

                                        December 31,
                               -------------------------------
                                    2000            2001
                               --------------- ---------------
        Raw Materials........     $ 4,273,345     $ 4,002,663

        Work in process......       1,228,199       2,425,862
                               --------------- ---------------
                                  $ 5,501,544     $ 6,428,525
                               =============== ===============

4. Property, Plant and Equipment

     Property, plant and equipment, at cost, consist of the following:

                                                              December 31,
                                                        ------------------------
                                                           2000          2001
                                                        ------------------------

        Land............................................$ 2,998,006  $ 2,998,006
        Buildings and improvements...................... 33,015,751   33,096,264
        Machinery and equipment......................... 80,091,789   78,072,838
        Transportation equipment........................  2,024,464    2,070,049
                                                        ------------------------
                                                        118,130,010  116,237,157

        Less:  Accumulated depreciation and amortization 44,577,988   49,442,771
                                                        ------------------------
                                                        $73,552,022  $66,794,386
                                                        ========================

     Included in other long-term assets are equipment deposits (see Note 9) in the amount of $3,632,963 and $3,667,416 as of December 31, 2000 and 2001,
respectively.

5. Debt

     At December 31, notes payable consisted of the following:

                                                             December 31,
                                            Maturity  --------------------------
           Notes                              Date       2000           2001
           -----                            -------- ------------   ------------

           Senior Subordinated Notes ......    2009  $105,000,000   $105,000,000
           Revolving Line of Credit .......    2004     8,659,042     12,394,941
           MICRF Loan .....................    2005       500,000        500,000
           Equipment Notes ................    2002        20,806          7,418
                                                     ---------------------------
                   Total ..................           114,179,848    117,902,359
                   Less current portion ...                20,806          7,418
                                                     ---------------------------
                   Long-term portion ......          $114,159,042   $117,894,941
                                                     ===========================

Senior Subordinated Notes

     On February 2, 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Notes") in a private offering. The Senior Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year, beginning on August 1, 1999. Net proceeds of approximately $101.0 million from the Senior Notes were used to repay substantially all short and long term debt facilities and capital leases existing at December 31, 1998 and to fund the acquisition of TechniGraphix (see
Note 7) and working capital requirements. Although not due until 2009, the Senior Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Note holders have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future "restricted subsidiaries," as defined in the Senior Notes indenture, are guarantors of the Senior Notes on an uncollateralized senior subordinated basis (see Note 13). In May 1999, the Company exchanged new registered 10 3/8% Senior Subordinated Notes for the original notes. The terms of the registered notes are equivalent to the original notes in all material respects.

     MICRF Loan

     In May 2000, the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2001, the Company employed over 690 people in the State of Maryland. The Company has included the principal amount of this loan in long term debt on the consolidated balance sheet at December 31, 2001.

     Revolving Line of Credit

     In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility, the proceeds of which were used to repay the balance of the previous revolving credit facility. Borrowings under the Senior Credit Facility are subject to a borrowing base and are collateralized by all of the assets of the Company. On March 30, 2001 the Senior Credit Facility was amended to extend its maturity date to March 31, 2002. On August 14, 2001 the Senior Credit Facility was further amended to extend the maturity date to August 1, 2004 and provide increased availability by reducing the borrowing base limitation. The Company's availability under the Senior Credit Facility, as amended, was $7.6 million as of December 31, 2001.

     The Senior Credit Facility provides for interest at a base rate plus an applicable margin which varies depending on the Company's attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on the Company attaining certain leverage ratios but only if the Company is not in default of any of the covenants of the Senior Credit Facility. At December 31, 2000 and 2001, the weighted average interest rates on its borrowings were 10.6% and 6.8%, respectively.

     Included in accrued expenses is accrued interest for all Company debt in the amount of $4,558,462 and $4,550,833 as of December 31, 2000 and 2001,
respectively.

     Compliance with Debt Covenants

     Prior to August 14, 2001, the Senior Credit Facility contained certain covenants that required the Company to maintain certain financial and non-financial covenants, the most restrictive of which required the Company to maintain certain interest coverage and leverage ratios as defined in the Senior Credit Facility. The Senior Credit Facility was amended on November 13, 2000 to adjust financial covenants with which the Company was not in compliance. As of December 31, 2000, the Company was in compliance with the Senior Credit Facility as amended in November 2000. On August 14, 2001, the Senior Credit Facility was amended to require the Company to maintain a fixed coverage charge ratio as defined in the amendment. As of December 31, 2001, the Company was in compliance with the Senior Credit Facility covenants. As of December 31, 2000 and 2001, the Company has not met the required consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million of additional new indebtedness until the Company attains the consolidated coverage ratio as defined in the Senior Note agreement. The Senior Notes also contain limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, as well as limitations on additional Company and subsidiary debt, and require the Company to maintain certain non-financial covenants.

     Fair Value

     The carrying value of the revolving line of credit, MICRF loan and equipment notes approximated their fair value at December 31, 2001. The fair value of the Senior Notes at December 31, 2001 was approximately $77,700,000 and was estimated based on quoted market rate for instruments with similar terms and remaining maturities.

6. Income Taxes

     (Benefit) provision for income taxes is summarized as follows:

                                                                 For the year December 31,
                                                         -----------------------------------------
                                                            1999            2000           2001
                                                         -----------    -----------    -----------
Current:
    Federal ..........................................   $(1,498,218)   $   237,439    $  (625,457)
    State ............................................      (331,255)        52,495             --
    State payments (refunds) resulting from changes in
       estimates on prior year returns ...............       111,456             --             --
                                                         -----------    -----------    -----------
                                                          (1,718,017)       289,934       (625,457)
                                                         -----------    -----------    -----------
Deferred:
    Federal ..........................................       550,903     (6,015,010)     4,221,691
    State ............................................       121,805     (1,329,924)       803,427
                                                         -----------    -----------    -----------
                                                             672,708     (7,344,934)     5,025,118
                                                         -----------    -----------    -----------
                                                         $(1,045,309)   $(7,055,000)   $ 4,399,661
                                                         ===========    ===========    ===========

     The (benefit) provision for income taxes differed from the amount of income tax determined by applying the applicable U.S. statutory rate to income before taxes as a result of the following:

                                       For the year ended December 31,
                                     ----------------------------------
                                       1999         2000         2001
                                     --------     --------     --------

Statutory U.S. rate ..............      (34.0)%      (34.0)%      (34.0)%
State taxes net of federal benefit       (2.3)        (3.9)        (3.3)
Goodwill amortization ............       15.4          4.1          8.6
Other permanent differences ......        3.2          2.0          1.7
Valuation allowance ..............                                 68.5
                                     --------     --------     --------
Effective tax rate ...............      (17.7)%      (31.8)%      (41.5)%
                                     ========     ========     ========

     The source and tax effects of the temporary differences giving rise to the Company's net deferred tax asset (liability) are as follows:

                                                         December 31,
                                                 ----------------------------
                                                     2000            2001
                                                 ------------    ------------
Deferred income tax assets:
    Covenant not to compete ..................   $     32,483    $     29,261
    Allowance for doubtful accounts ..........        209,299         336,326
    Accrued liabilities ......................        779,061       1,364,952
    AMT credit carryforward ..................        625,457              --
    Contribution and loss carryforward .......      6,506,259      11,550,351
                                                 ------------    ------------
         Total deferred income tax assets ....      8,152,559      13,280,890
    Valuation allowance ......................             --      (7,266,470)
                                                 ------------    ------------
         Net deferred tax asset ..............      8,152,559       6,014,420
                                                 ------------    ------------
Deferred income tax liabilities:
    Property and equipment ...................     (3,723,474)     (6,634,816)
    Inventory ................................        (29,424)         (5,061)
                                                 ------------    ------------
         Total deferred income tax liabilities     (3,752,898)     (6,639,877)
                                                 ------------    ------------
         Net deferred asset (liability) ......   $  4,399,661    $   (625,457)
                                                 ============    ============

     During the year ended December 31, 2001, the Company established against its deferred tax assets a valuation allowance of $7.3 million. The valuation allowance was established against substantially all of the Company's net operating loss carryforwards due to the uncertainty of their realizability. As of December 31, 2001, the Company had net operating loss carryforwards of $18.8 million, which begins to expire in 2018, and a charitable contribution carryforward of $313,000, which begins to expire in 2003.

     On March 9, 2002, the "Job Creation and Worker Assistance Act" (H.R. 3090), was signed into law. The law temporarily extends the general NOL carryback period to five years (from two years under present law) for NOLs arising in taxable years ending in 2001 and 2002. As a result of the law change, the Company will be able to apply for carryback claims for approximately $2.7 million. The Company will account for this law change during the first quarter of 2002 which corresponds with the law's enactment date.

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

8. Restructuring

     In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity. In 2001, the Company negotiated a settlement with respect to certain operating leases for equipment, which resulted in a reduction of $304,000 of the amount accrued for restructuring costs.

     The following table displays the activity and balances of the restructuring accrual account from January 1, 2000 to December 31, 2001:

                               Lease
                            Termination  Facility
                               Costs      Closing       Totals
                            -----------  ----------   ----------

January 1, 2000 .........   $       --   $       --   $       --
Additions ...............    3,729,000      325,000    4,054,000
Payments ................       73,000      325,000      398,000
                            ----------   ----------   ----------
Balance December 31, 2000    3,656,000           --    3,656,000
Reductions ..............      304,000           --      304,000
Payments ................      378,000           --      378,000
                            ----------   ----------   ----------
Balance December 31, 2001   $2,974,000   $       --   $2,974,000
                            ====================================

     Also included in restructuring and exit costs for the year ended December 31, 2000 were impairment charges of approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix and the Taunton, Massachusetts facility, in which the carrying value was no longer supported by future cash flows.

     The following information sets forth the results of operations of TechniGraphix, Inc. for the year ended December 31, 2000.

                  Net sales          $  3,480,935
                  Net loss           $(14,401,114)

9. Commitments and Contingencies

     Operating Leases

     The Company leases certain office, manufacturing facilities and equipment under operating leases. Lease terms generally range from 1 to 10 years with options to renew at varying terms. The leases generally provide for the lessee to pay taxes, maintenance, insurance and other operating costs of the leased property. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $4,943,092, $7,759,638 and $6,414,062 for the years ending December 31, 1999, 2000, and
2001, respectively.

     Future minimum lease payments under operating leases as of December 31, 2001 are as follows:

                                                        Total
                                                   ----------------

           2002..................................      $ 6,387,045

           2003..................................        6,410,327

           2004..................................        6,310,378

           2005..................................        6,388,823

           2006..................................        5,768,381

           Thereafter............................        8,224,129
                                                   ----------------
                                                       $39,489,083
                                                   ================

     Effective March 1, 2000, the Company sublet the TechniGraphix, Inc. manufacturing facility in Sterling, Virginia for the remainder of the term of the prime lease, and on the same terms as the prime lease. The Company remained liable under the terms of the prime lease in the event of a default by the subtenant. In the fourth quarter of 2001 the subtenant defaulted on the lease. In January 2002, the Company, in order to avoid protracted litigation agreed to pay the landlord $50,000 and forfeit its security deposit of $13,000 to terminate the lease.

     Legal Contingencies

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2000 and 2001, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001 the Federal Court of Appears for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S.

District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

     In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. ("Motion Technology") in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. In March 2001, the Company amended its complaint, adding Eagles Systems, Inc. ("Eagle") as a defendant in the case. In November 2001, the Company obtained an order of default against Eagle. The Company has filed a motion for summary judgment against Eagle and Motion Technology. On February 25, 2002, the court granted the Company's motions for summary judgment and entry of an order of default and entered a judgment against Eagle and Motion Technology in the amount of $1,006,750. Defendants had thirty (30) days from that date to appeal the judgment. On February 26, 2002, defendants filed for bankruptcy.

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

     Purchase Commitments

     As of December 31, 2001, the Company has contractual commitments totaling approximately $7.8 million for the purchase of various equipment to be funded through operating leases in 2002. As of December 31, 2001, the Company had commitments for $4.0 million of operating deposits to be funded in 2002.

10. Related Party Transactions

     The Company formerly utilized the services of a law firm in which a former director of the Company is also a partner. The Company paid the law firm approximately $315,000 for the year ended December 31, 1999.

     Earl S. Wellschlager, director of the Company, is a partner in a law firm that serves as counsel to the Company. The Company paid the law firm approximately $610,000, $694,000 and $180,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, $-0- and $65,027, respectively, is owed to the law firm and is included in accounts payable.

     The Company utilizes the services of a management consulting firm in which a director of the Company is also a principal. The Company paid the consulting firm approximately $143,000, $7,000, and $31,000 for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001 and 2000,
$22,866 and $4,837, respectively, is owed to the consulting firm and is included in accounts payable.

11. Retirement Programs

     Phoenix Color Corp.'s Employee Stock Bonus and Ownership Plan (the "Plan") is the primary retirement program of the Company. Contributions to the Plan are made at the discretion of management. No contributions were made to the plan during the three year period ended December 31, 2001.

     The Company offers a 401(k) Employee Savings and Investment Plan to all employees of the Company who have completed at least one year of service (1,000 hours) during the plan year. The Company may, at its discretion, make contributions to the plan. No contributions were made to the plan during the three year period ended December 31, 2001.

12. Unaudited Quarterly Financial Data

                                                        Quarterly Financial Information

                                     First          Second          Third           Fourth         Total
                                  --------------------------------------------------------------------------
2001
Net sales ...................     32,144,028      32,359,481      35,275,912      29,585,195     129,364,616
Cost of sales ...............     25,482,523      26,108,143      27,803,101      24,975,938     104,369,705
Income (loss) from operations        533,149         386,768       1,771,963      (1,180,521)      1,511,359
Net loss ....................     (1,249,749)     (3,637,395)     (6,059,360)     (4,062,357)    (15,008,861)
2000
Net sales ...................     36,283,486      37,057,467      40,631,522      33,571,676     147,544,151
Cost of sales ...............     28,173,852      29,141,035      32,174,986      28,383,846     117,873,719
Income (loss) from operations      2,018,661        (267,751)     (9,492,239)     (1,648,195)     (9,389,524)
Net loss ....................       (581,277)       (929,343)    (10,576,180)     (3,074,779)    (15,161,579)
1999
Net sales ...................     33,303,845      35,860,929      36,266,441      35,907,152     141,338,367
Cost of sales ...............     25,675,791      26,771,962      28,147,120      28,762,512     109,357,385
Income from operations ......      1,552,557       3,555,978       2,742,317         915,875       8,766,727
Net loss ....................     (2,860,238)        (58,227)       (345,653)     (1,580,173)     (4,844,291)

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

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors of
Phoenix Color Corp.

Our audits of the consolidated financial statements referred to in our report dated February 22, 2002 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule, Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 31, 2001, which is also included in this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                        PricewaterhouseCoopers LLP

Baltimore, Maryland
February 22, 2001

                     Schedule II - Valuation and Qualifying
               Accounts For Each of the three Years in the Period
                             Ended December 31, 2001
                                 (in thousands)


                                                                                   Additions
                                                                                   ---------
                                                            Balance  Charged to                            Balance
                                                               at       Costs     Rebates                     at
                                                           Beginning     and    Charged to                   End
                                                            of Year   Expenses     Sales     Deductions    of Year
                                                            -------   --------     -----     ----------    -------
Description
-----------

Allowance for doubtful Accounts Receivable and Rebates

Year ended December 31, 2001  ..........................     $1,085    $  414      $ 888       $  606     $ 1,781
                                                           =======================================================

Year ended December 31, 2000  ..........................     $1,119    $  492      $ 760       $1,286     $ 1,085
                                                           =======================================================

Year ended December 31, 1999  ..........................     $1,114    $  220      $ 814       $1,029     $ 1,119
                                                           =======================================================


Restructuring Reserve

Year ended December 31, 2001............................     $3,656    $ (304)     $  --       $  378     $ 2,974
                                                           =======================================================

Year ended December 31, 2000  ..........................     $   --    $4,054      $  --       $  398     $ 3,656
                                                           =======================================================