Form 10-Q
period 2002-03-31
PHOENIX COLOR CORP
filed 2002-05-15
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to _________

                          Commission File No. 333-50995

                               PHOENIX COLOR CORP.
             (Exact name of Registrant as specified in its charter)

                       Delaware                             22-2269911
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

              540 Western Maryland Parkway
                  Hagerstown, Maryland                         21740
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:        (301) 733-0018

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date: Not Applicable

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Index to Financial Statements

                                                                      Page No.
                                                                      --------
Consolidated Balance Sheets                                              1
         December 31, 2001 and March 31, 2002


Consolidated Statements of Operations                                    2
         Three Months Ended March 31, 2001 and 2002


Consolidated Statements of Cash Flows                                    3
         Three Months Ended March 31, 2001 and 2002


Notes to Consolidated Financial Statements                               4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                                   2001          March 31, 2002
                                                                                                (Audited)         (Unaudited)
                                                                                              -------------      --------------
                                       ASSETS
Current assets:
     Cash and cash equivalents .......................................................        $     122,101      $     640,802
     Accounts receivable, net of allowance for doubtful accounts and
     rebates of $1,780,704 in 2001 and $1,623,947 in 2002 ............................           19,606,187         19,748,486
     Inventory .......................................................................            6,428,524          6,442,292
     Income tax receivable ...........................................................              748,142          3,331,021
     Prepaid expenses and other current assets .......................................            2,600,140          1,503,392
                                                                                              -------------      -------------
         Total current assets ........................................................           29,505,094         31,665,993

Property, plant and equipment, net ...................................................           66,794,386         64,335,412
Goodwill, net ........................................................................           13,302,809         13,302,809
Deferred financing costs, net ........................................................            3,434,959          3,275,595
Other assets .........................................................................            9,364,936         10,662,208
                                                                                              -------------      -------------
     Total assets ....................................................................        $ 122,402,184      $ 123,242,017
                                                                                              =============      =============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable ...................................................................        $       7,418      $       4,009
     Accounts payable ................................................................           10,884,790         10,863,237
     Accrued expenses ................................................................           10,613,097          8,090,641
                                                                                              -------------      -------------
         Total current liabilities ...................................................           21,505,305         18,957,887

10 3/8% Senior subordinated notes ....................................................          105,000,000        105,000,000
Revolving line of credit .............................................................           12,394,941         16,017,173
MICRF Loan ...........................................................................              500,000            500,000
Deferred income taxes ................................................................              625,457            625,457
                                                                                              -------------      -------------
         Total liabilities ...........................................................          140,025,703        141,100,517
                                                                                              -------------      -------------

Commitments and contingencies (Note 8)

Stockholders' deficit
     Common Stock, Class A, voting, par value $0.01 per share,  authorized
         20,000 shares, 14,560 issued shares, 11,100 outstanding shares ..............                  146                146
     Common Stock, Class B, non-voting, par value $0.01 per share,
       authorized 200,000 shares, 9,794 issued shares, 7,794 outstanding shares ......                   98                 98
     Additional paid in capital ......................................................            2,126,804          2,126,804
     Accumulated deficit .............................................................          (17,920,245)       (18,164,826)
     Stock subscriptions receivable ..................................................              (61,092)           (51,492)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000
       shares ........................................................................           (1,769,230)        (1,769,230)
                                                                                              -------------      -------------
         Total stockholders' deficit .................................................          (17,623,519)       (17,858,500)
                                                                                              -------------      -------------
         Total liabilities & stockholders' deficit ...................................        $ 122,402,184      $ 123,242,017
                                                                                              =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                         ---------------------------------
                                                              2001              2002
                                                         ----------------  ---------------
          Sales ......................................    $ 32,144,028      $ 29,431,713
          Cost of sales ..............................      25,482,523        24,782,369
                                                          ------------      ------------
          Gross profit ...............................       6,661,505         4,649,344
                                                          ------------      ------------
          Operating expenses:
               Selling and marketing expenses ........       2,049,954         1,811,881
               General and administrative expenses....       4,078,402         3,272,550
                                                          ------------      ------------
          Total operating expenses ...................       6,128,356         5,084,431
                                                          ------------      ------------
          Income (loss) from operations ..............         533,149          (435,087)
          Other expenses:
               Interest expense ......................       3,122,891         3,128,077
               Other income ..........................          39,234            49,583
                                                          ------------      ------------
          Loss before income taxes ...................      (2,550,508)       (3,513,581)

          Income tax benefit .........................      (1,300,759)       (3,269,000)
                                                          ------------      ------------
          Net loss ...................................    $ (1,249,749)     $   (244,581)
                                                          ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                   ------------------------------
                                                                                        2001             2002
                                                                                   -------------    -------------
Operating activities
    Net loss ..................................................................     $(1,249,749)     $  (244,581)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of property, plant and equipment ........       2,620,305        2,507,202
        Amortization of goodwill and deferred acquisition costs ...............         670,314               --
        Amortization of deferred financing costs ..............................         130,092          159,364
        Provision for uncollectible accounts ..................................          68,493           96,244
        Deferred income taxes .................................................      (1,300,759)      (3,269,000)
        Gain on disposal of assets ............................................              --          (31,230)
    Increase (decrease) in cash resulting from changes in assets and liabilities:
        Accounts receivable ...................................................         187,627         (238,543)
        Inventory .............................................................          24,418          (13,768)
        Prepaid expenses and other assets .....................................         181,274          (96,789)
        Accounts payable ......................................................        (972,475)         (67,380)
        Accrued expenses ......................................................      (2,027,723)      (2,522,456)
        Income tax refund receivable ..........................................          (7,664)         686,121
                                                                                    -----------      -----------
           Net cash used in operating activities ..............................      (1,675,847)      (3,034,816)
                                                                                    -----------      -----------
    Investing activities:
        Capital expenditures ..................................................        (297,487)          (2,401)
        Proceeds from sale of fixed assets ....................................              --           31,230
        Equipment deposits ....................................................        (955,117)        (103,735)
                                                                                    -----------      -----------
           Net cash used in investing activities ..............................      (1,252,604)         (74,906)
                                                                                    -----------      -----------
    Financing activities:
        Net borrowings from revolving line of credit ..........................       2,745,932        3,622,232
        Principal payments on long term borrowings ............................          (3,300)          (3,409)
        Payment of stock subscription .........................................           9,600            9,600
                                                                                    -----------      -----------
           Net cash provided by financing activities ..........................       2,752,232        3,628,423
                                                                                    -----------      -----------
           Net (decrease) increase in cash ....................................        (176,219)         518,701
    Cash and cash equivalents at beginning of period ..........................         367,866          122,101
                                                                                    -----------      -----------
    Cash and cash equivalents at end of period ................................     $   191,647      $   640,802
                                                                                    ===========      ===========


    Non-cash investing and financing activities:
           Equipment included in accounts payable .............................     $   175,100      $    45,827
                                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation.

     The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), as well as the Accounting changes to adopt Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and other Intangible Assets", necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations for the three month period ended March 31, 2002 and 2001. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2001, included in the Company's Annual Report filed on Form 10-K.

2. Accounting Changes.

     Effective January 1, 2002 the Company adopted both SFAS 141 and SFAS 142. The Company no longer amortizes goodwill recorded on prior business combinations but instead annually reviews the recorded goodwill for impairment. There was no impairment of goodwill upon adoption of SFAS 142.

     Net loss for the first quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                          March 31, 2001
                                          --------------

     Net loss reported ..............      $(1,249,749)
     Goodwill amortization ..........          670,314
                                           -----------
           Adjusted Net Loss ........      $  (579,435)
                                           ===========


3. Inventory.

     Inventory consists of the following:

                                       December 31, 2001    March 31, 2002
                                       -----------------    --------------

     Raw materials ..................      $4,002,662         $4,366,566
     Work in process ................       2,425,862          2,075,726
                                           ----------         ----------
                                           $6,428,524         $6,442,292
                                           ==========         ==========


4. Other Assets.

     Other assets at December 31, 2001 and March 31, 2002 include equipment deposits of $3,667,416 and $3,771,151, respectively.

5. Accrued Expenses.

     Accrued expenses at December 31, 2001 and March 31, 2002 include accrued interest expense of $4,550,833 and $1,908,928, respectively.


6. Restructuring.

     In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

     The following table displays the activity and balances of the restructuring accrual account from January 1, 2002 to March 31, 2002:

                                    January 1,                                   March 31,
                                       2002                                        2002
     Type of Cost                    Balance     Additions     Deductions         Balance
                                    ----------  -----------   ------------      -----------
     Lease termination costs        $2,974,000        --       $  130,000        $2,844,000

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

     The Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility through August 1, 2004. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and as amended on August 14, 2001, compliance with a fixed coverage charge ratio. As of March 31, 2002, the Company was not in compliance with the fixed coverage charge ratio. On May 13, 2002 the Company's lender waived the violation of the financial covenant.

     In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of March 31, 2002, the Company employed over 600 people in the state of Maryland.

8. Commitments and Contingencies.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2001 and March 31, 2002, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001 the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

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

10.   Income Taxes.

      The Company's effective tax rate for the three months ended March 31, 2002 was a benefit of 93.0% compared to an expense of 41.5% for the year ended December 31, 2001. The 2001 effective rate resulted from the Company recognizing a valuation allowance of $7.3 million in the third quarter of 2001 due to the uncertainty of the realization of certain deferred tax assets. The first quarter 2002 effective rate reflects the impact of the reversal of $3.3 million of the Company's valuation allowance associated with net operating loss carry forwards which can now be carried back to the prior five years in which the Company paid income taxes pursuant to the Jobs Creation and Workers Assistance Act (the "Act") signed into law in March 2002. Further, for the quarter ended March 31, 2002, no benefit was recognized for the pre-tax loss due to the uncertainty of the utilization of the deferred tax asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     Some of the statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include indications regarding the intent, belief or current expectations of the Company and its management, including without limitation expectations regarding (i) the sufficiency of funds generated from the Company's operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources, to finance the Company's current operations, remaining capital expenditure requirements and internal growth for the year 2002, (ii) whether any claims or lawsuits filed, threatened or to be filed or pending against the Company, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows, (iii) the Company's current expectations with respect to capital expenditures and operating deposits for 2002, and (iv) the Company's expectations regarding the materiality of interest rate fluctuations to its business. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "expects," "believes," "continue" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in the Company's Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance the Company's current operations, remaining capital expenditures and internal growth for the year 2002, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                              Three Months Ended March 31,
                                          2002        %         2001         %
                                         --------------------------------------

     Sales ............................  $29.4      100.0      $32.1      100.0

     Cost of sales ....................   24.8       84.4       25.5       79.3

     Gross profit .....................    4.6       15.6        6.6       20.7

     Operating expenses ...............    5.0       17.0        6.1       19.0

     Income (loss) from operations .....  (0.4)      (1.4)       0.5        1.7

     Interest expense .................    3.1       10.5        3.1        9.7

     Loss before income taxes .........   (3.5)     (11.9)      (2.6)      (8.0)

     Income tax benefit ...............   (3.3)     (11.2)      (1.3)      (4.0)

     Net loss .........................   (0.2)      (0.7)      (1.3)      (4.0)

Three Months Ended March 31, 2002 and 2001

      Net sales decreased $2.7 million, or 8.4%, to $29.4 million for the three months ended March 31, 2002, from $32.1 million for the same period in 2001. The decrease was a result of continued weakness in the publishing industry, which resulted in sales decline in both the book components and thin book business units of the Company.

      Gross profit decreased $2.0 million, or 30.3%, to $4.6 million for the three months ended March 31, 2002, from $6.6 million for the same period in 2001. This decrease was primarily the result of decreased sales combined with a decline of 5.1% in the gross profit margin, to 15.6% for the three months ended March 31, 2002, from 20.7% for the same period in 2001 due to increased pricing pressure.

      Operating expenses decreased $1.0 million or 16.4% to $5.1 million for the three months ended March 31, 2002, from $6.1 million for the same period in 2001. The decrease was due primarily to staff reductions due to declining sales and the elimination of goodwill amortization ($670,000 recognized in 2001) in accordance with the adoption of "SFAS 142".

      Interest expense remained unchanged at $3.1 million for the three months ended March 31, 2002 and 2001 despite increased borrowing. This was due primarily to reduced interest rates.

      For the quarters ended March 31, 2002 and 2001, the Company recorded a tax benefit of $3.3 million and $1.3 million, respectively. The effective rate for the three month period ended March 31, 2002 was 93.0% compared to 51% for the same period in 2001. The increase in the effective rate for the first quarter of 2002 compared to the same period in 2001 is due to a decrease in the valuation allowance in 2002 resulting from the passage of the Jobs Creation and Workers Assistance Act in March 2002.

      Net loss decreased $1.1 million or 84.6% to $244,000 for the three months ended March 31, 2002, from $1.3 million for the same period in 2001. The change in net loss was due to the factors described above.

         Liquidity and Capital Resources

      During the first three months of 2002, the Company generated approximately $520,000 of cash. Net cash used in operating activities was approximately $3.0 million, which consisted principally of a net loss of $244,000 increased by non-cash gains of $500,000, offset by investment in additional working capital of $2.3 million. Net cash used in investing activities was $75,000 due to capital and equipment expenditures. Net cash provided by financing activities was $3.6 million, resulting from borrowings on the Senior Credit Facility.

      Working capital increased $4.7 million to $12.7 million as at March 31, 2002, from $8.0 million at December 31, 2001. This increase is primarily attributable to a decrease in accrued liabilities of $2.5 million, which is primarily associated with the pay down of accrued interest on the Senior Subordinated Notes, an increase in income taxes receivable of $2.6 million, resulting from the carryback of net operating losses pursuant to the Jobs Creation and Workers Assistance Act, an increase in cash of $500,000, offset by decreases in prepaid expenses and other assets of $1.1 million.

      The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and operating leases. The Company believes that funds generated from operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources will be sufficient to finance its current operations, remaining capital expenditure requirements and internal growth for the year 2002. Should the Company fail to achieve results in 2002 equal at least to the year 2000, or should a decrease in demand for the Company's products, or inability to reduce costs, adversely affect the availability of funds, such decrease in the availability of funds could have a material adverse effect on the Company's business prospects or results of operations.

      If the Company were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. The Company has no current agreements with respect to any acquisitions.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company believes its current exposure to interest rate changes is immaterial because approximately 86% of the Company's debt bears a fixed rate of interest. However, if the ratio of debt with fixed interest were to materially decline or interest rates were to materially increase it could have a material adverse effect on the Company's business and results of operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2001 and March 31, 2002, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001 the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

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

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit                           Description
Number                            -----------
------

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

4.5      Form of Initial  Certificated  Note  (included  as Exhibit B to Exhibit
         4.2)**

4.6      Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**

4.7      Form of Exchange  Certificated  Note  (included as Exhibit D to Exhibit
         4.2)**

10.1 Employment Agreement dated as of February 12, 1999 between the Company and Jack L. Tiner**

10.4(a) Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**

10.4(b) First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****

10.4(c) Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****

10.4(d) Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.*****

10.4(e) Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.******

10.4(f) Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. *******

10.4(g) Sixth Amendment to Credit Agreement dated as of December 26, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. ********

10.4(h) Seventh Amendment to Credit Agreement dated as of March 15, 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. ********

10.4(i) Eighth Amendment to Credit Agreement dated as of May 13, 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.

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

**** Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (Reg. No. 333-50995)

***** Incorporated by reference in the Company's 1999 Quarterly Report on Form 10-Q filed on November 14, 2000. (Reg. No. 333-50995)

****** Incorporated by reference in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001. (Reg. No. 333-50995)

******* Incorporated by reference in the Company's 2001 Quarterly Report on Form 10-Q filed on August 14, 2001. (Reg. No. 333-50995)

******** Incorporated by reference in the Company's 2001 Annual Report on Form 10-K filed on March 26, 2002. (Reg. No. 333-50995)

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2002

                                           PHOENIX COLOR CORP.


                                           By: /s/ Louis LaSorsa
                                               ---------------------------------
                                               Louis LaSorsa, Chairman
                                               and Chief Executive Officer


                                           By: /s/ Edward Lieberman
                                               ---------------------------------
                                               Edward Lieberman
                                               Chief Financial Officer
                                               and Chief Accounting Officer