Form 10-Q
period 2002-06-30
PHOENIX COLOR CORP
filed 2002-08-13
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________to _________

                          Commission File No. 333-50995

                               PHOENIX COLOR CORP.
             (Exact name of Registrant as specified in its charter)

                  Delaware                               22-2269911
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

        540 Western Maryland Parkway
            Hagerstown, Maryland                             21740
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (301) 733-0018

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

      Indicate the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date: Not Applicable

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Index to Financial Statements

                                                                     Page No.
                                                                     --------

Consolidated Balance Sheets
       December 31, 2001 and June 30, 2002                              1

Consolidated Statements of Operations
       Three and Six Months Ended June 30, 2001 and 2002                2

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2001 and 2002                          3

Notes to Consolidated Financial Statements                              4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31
                                                                                           2001        June 30, 2002
                                                                                        (Audited)       (Unaudited)
                                                                                      -------------    -------------
                                                ASSETS
Current assets:
  Cash and cash equivalents .......................................................   $     122,101    $     231,099
  Accounts receivable, net of allowance for doubtful accounts and rebates of
  $1,780,704 in 2001 and $1,800,359 in 2002 .......................................      19,606,187       22,353,578
  Inventory .......................................................................       6,428,524        6,291,614
  Income tax receivable ...........................................................         748,142          494,829
  Prepaid expenses and other current assets .......................................       2,600,140        3,464,621
                                                                                      -------------    -------------
             Total current assets .................................................      29,505,094       32,835,741

Property, plant and equipment, net ................................................      66,794,386       65,563,529
Goodwill, net .....................................................................      13,302,809       13,302,809
Deferred financing costs, net .....................................................       3,434,959        3,163,270
Other assets ......................................................................       9,364,936       12,563,371
                                                                                      -------------    -------------
             Total assets .........................................................   $ 122,402,184    $ 127,428,720
                                                                                      =============    =============

                            LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes and capital leases payable ................................................   $       7,418    $     554,972
  Accounts payable ................................................................      10,884,790       10,724,815
  Accrued expenses ................................................................      10,613,097       12,261,840
                                                                                      -------------    -------------
             Total current liabilities ............................................      21,505,305       23,541,627

10 3/8% Senior subordinated notes .................................................     105,000,000      105,000,000
Revolving line of credit ..........................................................      12,394,941       13,435,835
MICRF Loan ........................................................................         500,000          500,000
Notes and capital leases payable ..................................................              --        3,037,226
Deferred income taxes .............................................................         625,457          625,457
                                                                                      -------------    -------------
             Total liabilities ....................................................     140,025,703      146,140,145
                                                                                      -------------    -------------

Commitments and contingencies (Note 8)

Stockholders' deficit
  Common Stock, Class A, voting, par value $0.01 per share,  20,000 authorized
             shares, 14,560 issued shares, 11,100 outstanding shares ..............             146              146
  Common Stock, Class B, non-voting, par value $0.01 per share,  200,000 authorized
             shares, 9,794 issued shares, 7,794 outstanding shares ................              98               98
  Additional paid in capital ......................................................       2,126,804        2,126,804
  Accumulated deficit .............................................................     (17,920,245)     (19,027,351)
  Stock subscriptions receivable ..................................................         (61,092)         (41,892)
  Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares .......      (1,769,230)      (1,769,230)
                                                                                      -------------    -------------
             Total stockholders' deficit ..........................................     (17,623,519)     (18,711,425)
                                                                                      -------------    -------------
             Total liabilities & stockholders' deficit ............................   $ 122,402,184    $ 127,428,720
                                                                                      =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                                   PHOENIX COLOR CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)                       (Unaudited)
                                               Three Months Ended June 30,        Six Months Ended June 30,
                                              -----------------------------     -----------------------------
                                                  2001             2002             2001             2002
                                              ------------     ------------     ------------     ------------
Sales .....................................   $ 32,359,481     $ 34,877,161     $ 64,503,509     $ 64,308,874
Cost of sales .............................     26,108,143       26,566,314       51,590,666       51,348,683
                                              ------------     ------------     ------------     ------------
Gross profit ..............................      6,251,338        8,310,847       12,912,843       12,960,191
                                              ------------     ------------     ------------     ------------
Operating expenses:
     Selling and marketing expenses .......      2,096,295        1,541,188        4,146,249        3,353,069
     General and administrative expenses...      3,863,275        2,709,552        7,941,677        5,982,102
     Loss (gain) on sale of assets ........        (95,000)           3,650         (120,317)         (27,580)
     Lease termination charges ............             --        1,483,000               --        1,483,000
                                              ------------     ------------     ------------     ------------
Total operating expenses ..................      5,864,570        5,737,390       11,967,609       10,790,591
                                              ------------     ------------     ------------     ------------
Income from operations ....................        386,768        2,573,457          945,234        2,169,600
Other expenses:
     Interest expense .....................      3,117,716        3,256,590        6,240,607        6,384,667
     Other (income) expense ...............       (115,342)         179,392         (129,259)         161,039
                                              ------------     ------------     ------------     ------------
Loss before income taxes ..................     (2,615,606)        (862,525)      (5,166,114)      (4,376,106)
Income tax (benefit) expense ..............      1,021,789               --         (278,970)      (3,269,000)
                                              ------------     ------------     ------------     ------------
Net loss ..................................   ($ 3,637,395)    ($   862,525)    ($ 4,887,144)    ($ 1,107,106)
                                              ============     ============     ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended June 30,
                                                                                    (Unaudited)     (Unaudited)
                                                                                        2001           2002
                                                                                    ------------    -----------
Operating activities
   Net loss ....................................................................    ($4,887,144)    ($1,107,106)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment ............      5,263,596       5,018,618
     Amortization of goodwill ..................................................      1,340,628              --
     Amortization of deferred financing costs ..................................        260,184         271,689
     Provision for uncollectible accounts ......................................        165,231         212,936
     Lease termination charge ..................................................             --       1,483,000
     Deferred income taxes .....................................................       (278,970)     (3,269,000)
     (Gain) on disposal of assets ..............................................       (120,317)        (27,580)
   Increase (decrease) in cash resulting from changes in assets and liabilities:
     Accounts receivable .......................................................         (4,421)     (2,960,327)
     Inventory .................................................................       (658,397)        136,910
     Prepaid expenses and other assets .........................................        289,468      (4,373,987)
     Accounts payable ..........................................................       (218,892)       (185,191)
     Accrued expenses ..........................................................        252,587         340,743
     Income tax refund receivable ..............................................        764,193       3,522,313
                                                                                    -----------     -----------
       Net cash provided by (used in) operating activities .....................      2,167,746        (936,982)
                                                                                    -----------     -----------
   Investing activities:
     Proceeds from sale of equipment ...........................................        275,000          31,230
     Capital expenditures ......................................................     (3,670,988)       (175,149)
     Equipment deposits ........................................................       (614,589)        136,071
                                                                                    -----------     -----------
       Net cash used in investing activities ...................................     (4,010,577)         (7,848)
                                                                                    -----------     -----------
   Financing activities:
     Net borrowings from revolving line of credit ..............................      2,277,462       1,040,894
     Principal payments on long term borrowings ................................         (6,664)         (6,266)
     Payment of stock subscription .............................................         19,200          19,200
                                                                                    -----------     -----------
       Net cash provided by financing activities ...............................      2,289,998       1,053,828
                                                                                    -----------     -----------
       Net increase in cash ....................................................        447,167         108,998
   Cash and cash equivalents at beginning of period ............................        367,866         122,101
                                                                                    -----------     -----------
   Cash and cash equivalents at end of period ..................................    $   815,033     $   231,099
                                                                                    ===========     ===========

   Non-cash investing and financing activities:
     Equipment included in accounts payable ....................................    $   244,128     $    25,216
                                                                                    ===========     ===========
     Equipment financed through capital lease obligations ......................             --     $ 3,591,046
                                                                                    ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), as well as the accounting changes to adopt Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2001, included in the Company's Annual Report filed on Form 10-K.

2. Accounting Changes.

      Effective January 1, 2002 the Company adopted both SFAS 141 and SFAS 142. The Company no longer amortizes goodwill recorded on prior business combinations but instead annually reviews the recorded goodwill for impairment. There was no impairment of goodwill upon adoption of SFAS 142.

      Net loss for the six and three months ended June 30, 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                             Three Months Ended          Six Months Ended
                                                June 30, 2001             June 30, 2001
          Net loss reported .................   ($3,637,395)               ($4,887,144)
          Goodwill amortization .............       670,314                  1,340,628
                                                -----------                -----------
                Adjusted Net Loss ...........   ($2,967,081)               ($3,546,516)
                                                ===========                ===========

3. Inventory.

      Inventory consists of the following:

                                     December 31, 2001          June 30, 2002
                                     -----------------          -------------

          Raw materials ..........      $4,002,662               $4,146,692
          Work in process ........       2,425,862                2,144,922
                                        ----------               ----------
                                        $6,428,524               $6,291,614
                                        ==========               ==========

4. Other Assets.

      Other assets at December 31, 2001 and June 30, 2002 include equipment deposits of $3,667,416 and $3,531,345, respectively.

5. Accrued Expenses.

      Accrued expenses at December 31, 2001 and June 30, 2002 include accrued interest expense of $4,550,833 and $4,639,867, respectively.

6. Restructuring.

      In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2002 to June 30, 2002:

                                          January 1,                                                June 30,
                                            2002                                                     2002
          Type of Cost                     Balance           Additions         Deductions           Balance
                                         ----------          ---------         ----------          ----------
          Lease termination costs        $2,974,000               --            $211,000           $2,763,000


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

      The Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility through August 1, 2004. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and as amended on August 14, 2001, compliance with a fixed coverage charge ratio. As of June 30, 2002, the Company was in compliance with the fixed coverage charge ratio.

      In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of June 30, 2002, the Company employed over 600 people in the state of Maryland.

      In June 2002, the Company entered into a capital lease for the acquisition of equipment at its book manufacturing facility in Hagerstown, Maryland. The lease is payable over 60 months in monthly installments of $70,853 including interest. As part of the capital lease agreement, the Company provided the lessor with a letter of credit from Wachovia Bank in the amount of $1.6 million, to be exercised in the event of a default. The Company's borrowing base under the Senior Credit Facility has been reduced by this outstanding letter of credit.

8. Commitments and Contingencies.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2001 and June 30, 2002, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001 the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

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

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to state a claim on which relief may be granted. Xerox must respond to the motions to dismiss on or before August 19, 2002.

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

10. Income Taxes.

      The Company's effective tax rate for the six months ended June 30, 2002 was a benefit of 74.7% compared to an expense of 41.5% for the year ended December 31, 2001. The 2001 effective rate resulted from the Company recognizing a valuation allowance of $7.3 million in the third quarter of 2001 due to the uncertainty of the realization of certain deferred tax assets. The 2002 effective rate reflects the impact of the reversal of $3.3 million of the Company's valuation allowance associated with net operating loss carry forwards which can now be carried back to the prior five years in which the Company paid income taxes pursuant to the Jobs Creation and Workers Assistance Act ( the "Act") signed into law in March 2002. Further, for the six months ended June 30, 2002, no benefit was recognized for the pre-tax loss due to the uncertainty of the utilization of the deferred tax asset.

11. Subsequent Event.

      On July 10, 2002, the Company's entered into a Lease Termination Agreement (the "Termination Agreement") with the Landlord or Lessor of its leased facility located in Taunton, Massachusetts. The Termination Agreement provides for the termination of the lease upon a subsequent sale of the property, which is currently being negotiated by the Lessor. In June of 2002, the Company accrued a lease termination charge of $1.5 million comprised of a $1.1 termination fee payable to the Lessor over 24 months beginning in September, 2002, a prepayment penalty of $125,000, a brokerage fee of $136,000 and a forgiveness of an existing Note Receivable of $175,000 due from the Lessor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

      Some of the statements in this Quarter Annual Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include indications regarding the intent, belief or current expectations of the Company and its management, including without limitation expectations regarding (i) the sufficiency of funds generated from the Company's operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources, to finance the Company's current operations, remaining capital expenditure requirements and internal growth for the year 2002, (ii) whether any claims or lawsuits pending against the Company, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows, and (iii) the Company's expectations regarding the materiality of interest rate fluctuations to its business. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "expects," "believes," "continue" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in the Company's Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance the Company's current operations, remaining capital expenditures and internal growth for the year 2002, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                             --------------------------------------   --------------------------------------
                                              2001         %        2002        %      2001        %         2002        %
                                             -----      -----      -----      -----   -----      -----      -----      -----
Sales .................................      $32.4      100.0      $34.9      100.0   $64.5      100.0      $64.3      100.0
Cost of sales .........................       26.1       80.6       26.6       76.2    51.6       80.0       51.3       79.8
Gross profit ..........................        6.3       19.4        8.3       23.8    12.9       20.0       13.0       20.2
Operating expenses ....................        5.9       18.2        5.7       16.3    12.0       18.6       10.8       16.8
Income from operations ................        0.4        1.2        2.6        7.4     0.9        1.4        2.2        3.4
Interest ..............................        3.1        9.6        3.3        9.5     6.2        9.6        6.4       10.0
Other (Income) expense ................       (0.1)      (0.3)       0.2        0.6    (0.1)      (0.2)       0.2        0.3
Income (loss) before income taxes .....       (2.6)      (8.0)      (0.9)      (2.6)   (5.2)      (8.1)      (4.4)      (6.8)
Income tax provision (benefit) ........        1.0        3.1         --         --    (0.3)      (0.5)      (3.3)      (5.1)
Net loss ..............................       (3.6)     (11.1)      (0.9)      (2.6)   (4.9)      (7.6)      (1.1)      (1.7)

Three Months Ended June 30, 2002 and 2001

      Net sales increased $2.5 million, or 7.7%, to $34.9 million for the three months ended June 30, 2002, from $32.4 million for the same period in 2001. The increase was a result of increases in orders as a result of improved sales in the publishing industry.

      Gross profit increased $2.0 million, or 31.7%, to $8.3 million for the three months ended June 30, 2002, from $6.3 million for the same period in 2001. The increase was primarily due to increased sales combined with cost reductions from reductions in personnel, resulting in an increase in the gross margin of 4.4% to 23.8% for the three months ended June 30, 2002 from 19.4% for the same period in 2001.

      Operating expenses decreased $200,000 or 3.4% to $5.7 million for the three months ended June 30, 2002, from $5.9 million for the same period in 2001. The Company recorded a lease termination charge of $1.5 million for the quarter ended June 30, 2002. Had the lease termination charge not been incurred, operating expenses would have decreased $1.7 million or 28.8% to $4.2 million for the three months ended June 30, 2002, from $5.9 million for the same period in 2001. The decrease was due primarily to reduction of staff, reduction in transportation costs and the elimination of goodwill amortization ($670,000 recognized in 2001) in accordance with the adoption of "SFAS 142".

      Interest expense increased $200,000 or 6.5% to $3.3 million for the three months ended June 30, 2002, from $3.1 million for the same period in 2001. The increase is primarily due to increased borrowings during the period.

      For the quarter ended June 30, 2002 the Company recorded no tax expense or benefit compared to a tax expense of $1.0 million for the same period in 2001. The Company did not record a tax benefit for the quarter ended June 30, 2002 because of the uncertainty of the Company realizing the benefit of the loss in future periods.

      Net loss decreased $2.7 million or 75.0% to $900,000 for the three months ended June 30, 2002, from $3.6 million for the same period in 2001. The change in net loss was due to the factors described above.

Six Months Ended June 30, 2002 and 2001

      Net sales decreased $200,000, or 0.3%, to $64.3 million for the six months ended June 30, 2002, from $64.5 million for the same period in 2001. The decrease was a result of reduced sales in the quarter ended March 31, 2002, which was offset by increased sales in the quarter ended June 30, 2002.

      Gross profit increased $100,000, or 0.8%, to $13.0 million for the six months ended June 30, 2002, from $12.9 million for the same period in 2001. The increase was primarily due to cost reductions from reductions in personnel resulting in an increase in the gross margin of 0.2% to 20.2% for the six months ended June 30, 2002 from 20.0% for the same period in 2001.

      Operating expenses decreased $1.2 million or 10.0% to $10.8 million for the six months ended June 30, 2002, from $12.0 million for the same period in 2001. The Company recorded a lease termination charge of $1.5 million for the quarter ended June 30, 2002. Had the lease termination charge not been incurred, operating expenses would have decreased $2.7 million or 22.5% to $9.3 million for the six months ended June 30, 2002, from $12.0 million for the same period in 2001. The decrease was due primarily to reduction of staff, reduction in transportation costs and the elimination of goodwill amortization ($1.3 million recognized in 2001) in accordance with the adoption of "SFAS 142".

      Interest expense increased $200,000 or 3.2% to $6.4 million for the six months ended June 30, 2002, from $6.2 million for the same period in 2001. The increase is primarily due to increased borrowings during the period ended June 30, 2002.

      For the six months ended June 30, 2002 and 2001, the Company recorded a tax benefit of $3.3 million and $300,000, respectively. The effective rate for the six month period ended June 30, 2002 was a benefit of 74.7% compared to 5.8% for the same period in 2001. The increase in the effective rate for the six months of 2002 compared to the same period in 2001 is due to a decrease in the valuation allowance in 2002 resulting from the passage of the Jobs Creation and Workers Assistance Act in March 2002, offset by an increase in the valuation allowance for the six month period ended June 30, 2002, due to the uncertainty of the realization of the Company's net operating losses generated during the period.

      Net loss decreased $3.8 million or 77.6% to $1.1 million for the six months ended June 30, 2002, from $4.9 million for the same period in 2001. The change in net loss was due to the factors described above.

      Liquidity and Capital Resources

      During the first six months of 2002, the Company generated approximately $109,000 of cash. Net cash used in operating activities was approximately $900,000, which consisted principally of a net loss of $1.1 million and investment in additional working capital of $3.5 million, offset by non-cash expenses of $3.7 million. Investing activities did not result in the use of cash due to the $3.6 million in capital and equipment expenditures being offset by long term financing of $3.6 million. Net cash provided by financing activities was $1.1 million, resulting from borrowings on the Senior Credit Facility.

      Working capital increased $1.3 million to $9.3 million as at June 30, 2002, from $8.0 million at December 31, 2001. This increase is primarily attributable to increases in accounts receivable of $2.7 million, prepaid and other current assets of $900,00, cash of $100,000, the current portion of long term borrowings of $600,000, accrued liabilities of $1.6 million offset by charges in other assets and liabilities of $200,000.

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

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to state a claim on which relief may be granted. Xerox must respond to the motions to dismiss on or before August 19, 2002.

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

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

Exhibit
Number                                Description
-------                               -----------

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

4.5       Form of Initial Certificated Note (included as Exhibit B to Exhibit
          4.2)**

4.6       Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2)**

4.7       Form of Exchange Certificated Note (included as Exhibit D to Exhibit
          4.2)**

10.1 Employment Agreement dated as of February 12, 1999 between the Company and Jack L. Tiner**

10.4(a) Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted)**

10.4(b) First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****

10.4(c) Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.****

10.4(d) Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.*****

10.4(e) Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent.******

10.4(f) Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. *******

10.4(g) Sixth Amendment to Credit Agreement dated as of December 26, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. ********

10.4(h) Seventh Amendment to Credit Agreement dated as of March 15, 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. ********

10.4(i) Eighth Amendment to Credit Agreement dated as of May 13, 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent./\

10.5 Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors**

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

**** Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (Reg. No. 333-50995).

***** Incorporated by reference in the Company's 1999 Quarterly Report on Form 10-Q filed on November 14, 2000. (Reg. No. 333-50995).

****** Incorporated by reference in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001. (Reg. No. 333-50995).

******* Incorporated by reference in the Company's 2001 Quarterly Report on Form 10-Q filed on August 14, 2001. (Reg. No. 333-50995).

******** Incorporated by reference in the Company's 2001 Annual Report on Form 10-K filed on March 26, 2002. (Reg. No. 333-50995).

/\ Incorporated by reference in the Company's 2002 Quarterly Report on Form 10-Q filed May 15, 2002 (reg. No. 333-50995).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2002

                                             PHOENIX COLOR CORP.

                                             By:   /s/ Louis LaSorsa
                                                   -----------------------------
                                                   Louis LaSorsa, Chairman
                                                   and Chief Executive Officer

                                             By:   /s/ Edward Lieberman
                                                   -----------------------------
                                                   Edward Lieberman
                                                   Chief Financial Officer
                                                   and Chief Accounting Officer

                              Phoenix Color Corp.

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Louis LaSorsa, Chairman and Chief Executive Officer (principal executive officer) of Phoenix Color Corp. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

      (1) The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

      /s/ Louis LaSorsa
      -----------------------------
      Louis LaSorsa
      August 13, 2002

                              Phoenix Color Corp.

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Edward Lieberman, Chief Financial Officer of Phoenix Color Corp. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

      (1) The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

      /s/ Edward Lieberman
      --------------------------------
      Edward Lieberman
      August 13, 2002