Form 10-Q
period 2002-09-30
PHOENIX COLOR CORP
filed 2002-11-13
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ________

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Index to Financial Statements

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets
         December 31, 2001 and September 30, 2002                           1

Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2001 and 2002            2

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2002                      3

Notes to Consolidated Financial Statements                                 4-7

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31          September 30
                                                                                                     2001                  2002
                                                                                                   (Audited)            (Unaudited)
                                                                                                 -------------        -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents .............................................................       $     122,101        $      63,105
   Accounts receivable, net of allowance for doubtful accounts and rebates of
    $1,780,704 in 2001 and $1,798,192 in 2002 ............................................          19,606,187           22,820,899
   Inventory .............................................................................           6,428,524            6,182,446
   Income tax receivable .................................................................             748,142              495,129
   Prepaid expenses and other current assets .............................................           2,600,140            2,631,400
                                                                                                 -------------        -------------
               Total current assets ......................................................          29,505,094           32,192,979

Property, plant and equipment, net .......................................................          66,794,386           63,017,330
Goodwill, net ............................................................................          13,302,809           13,302,809
Deferred financing costs, net ............................................................           3,434,959            3,024,159
Other assets .............................................................................           9,364,936           12,576,164
                                                                                                 -------------        -------------
               Total assets ..............................................................       $ 122,402,184        $ 124,113,441
                                                                                                 =============        =============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes and capital leases payable ......................................................       $       7,418        $   1,116,745
   Accounts payable ......................................................................          10,884,790            9,252,466
   Accrued expenses ......................................................................          10,613,097            8,608,322
                                                                                                 -------------        -------------
               Total current liabilities .................................................          21,505,305           18,977,533

10 3/8% Senior subordinated notes ........................................................         105,000,000          105,000,000
Revolving line of credit .................................................................          12,394,941           11,650,902
MICRF Loan ...............................................................................             500,000              500,000
Notes and capital leases payable .........................................................                  --            3,480,826
Deferred income taxes ....................................................................             625,457              625,457
                                                                                                 -------------        -------------
               Total liabilities .........................................................         140,025,703          140,234,718
                                                                                                 -------------        -------------

Commitments and contingencies (Note 8)

Stockholders' deficit
   Common Stock, Class A, voting, par value $0.01 per share,  20,000 authorized
               shares, 14,560 issued shares, 11,100 outstanding shares ...................                 146                  146
   Common Stock, Class B, non-voting, par value $0.01 per share,  200,000 authorized
               shares, 9,794 issued shares, 7,794 outstanding shares .....................                  98                   98
   Additional paid in capital ............................................................           2,126,804            2,126,804
   Accumulated deficit ...................................................................         (17,920,245)         (16,446,663)
   Stock subscriptions receivable ........................................................             (61,092)             (32,432)
   Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares .............          (1,769,230)          (1,769,230)
                                                                                                 -------------        -------------
               Total stockholders' deficit ...............................................         (17,623,519)         (16,121,277)
                                                                                                 -------------        -------------
               Total liabilities & stockholders' deficit .................................       $ 122,402,184        $ 124,113,441
                                                                                                 =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (Unaudited)                              (Unaudited)
                                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                                          --------------------------------         -------------------------------
                                                              2001                2002               2001                 2002
                                                          ------------        ------------        ------------        -------------
Sales .............................................       $ 35,275,912        $ 39,058,716        $ 99,779,421        $ 103,367,590
Cost of sales .....................................         27,803,101          28,320,383          79,393,767           79,669,066
                                                          ------------        ------------        ------------        -------------
Gross profit ......................................          7,472,811          10,738,333          20,385,654           23,698,524
                                                          ------------        ------------        ------------        -------------
Operating expenses:
      Selling and marketing expenses ..............          2,064,679           1,621,996           6,210,928            4,975,065
      General and administrative expenses .........          3,806,946           2,919,949          11,748,623            8,902,051
      Lease termination charges ...................                 --             276,836                  --            1,759,836
      Loss (gain) on sale of assets ...............            133,104             (15,000)             12,787              (42,580)
      Restructuring charge ........................           (303,881)                 --            (303,881)                  --
                                                          ------------        ------------        ------------        -------------
Total operating expenses ..........................          5,700,848           4,803,781          17,668,457           15,594,372
                                                          ------------        ------------        ------------        -------------
Income from operations ............................          1,771,963           5,934,552           2,717.197            8,104,152
Other expenses:
      Interest expense ............................          3,165,786           3,170,775           9,406,393            9,555,442
      Other (income) expense ......................            (13,094)            183,089            (142,353)             344,128
                                                          ------------        ------------        ------------        -------------
Income (loss) before income taxes .................         (1,380,729)          2,580,688          (6,546,843)          (1,795,418)
Income tax (benefit) expense ......................          4,678,631                  --           4,399,661           (3,269,000)
                                                          ------------        ------------        ------------        -------------
Net income (loss) .................................       ($ 6,059,360)       $  2,580,688        ($10,946,504)       $   1,473,582
                                                          ============        ============        ============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended September 30,
                                                                                                    (Unaudited)         (Unaudited)
                                                                                                        2001                2002
                                                                                                    ------------        -----------
Operating activities
    Net income (loss) .......................................................................       ($10,946,504)       $ 1,473,582
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of property, plant and equipment .......................          8,021,709          7,665,599
       Amortization of goodwill .............................................................          2,010,943                 --
       Amortization of deferred financing costs .............................................            390,276            410,800
       Provision for uncollectible accounts .................................................            281,751            337,766
       Lease termination charge .............................................................                 --          1,266,184
       Deferred tax asset valuation allowance adjustment ....................................          4,399,661         (3,269,000)
       (Gain) loss on disposal of assets ....................................................             12,787            (42,580)
    Increase (decrease) in cash resulting from changes in assets and liabilities:
       Accounts receivable ..................................................................           (472,031)        (3,552,478)
       Inventory ............................................................................           (160,208)           246,078
       Prepaid expenses and other assets ....................................................           (241,374)        (3,084,233)
       Accounts payable .....................................................................           (600,275)        (1,787,061)
       Accrued expenses .....................................................................         (2,114,245)        (2,004,775)
       Accrual of expenses for restructuring charges ........................................           (330,770)                --
       Income tax refund receivable .........................................................            672,734          3,522,013
                                                                                                    ------------        -----------
          Net cash provided by operating activities .........................................            924,454          1,181,895
                                                                                                    ------------        -----------
    Investing activities:
       Proceeds from sale of equipment ......................................................            306,500             46,230
       Capital expenditures .................................................................         (4,696,440)          (142,759)
       Equipment deposits ...................................................................            633,567           (336,905)
                                                                                                    ------------        -----------
          Net cash used in investing activities .............................................         (3,756,373)          (433,434)
                                                                                                    ------------        -----------
    Financing activities:
       Net borrowings (payments) from revolving line of credit ..............................          4,114,925           (744,039)
       Principal payments on long term borrowings ...........................................            (10,044)           (92,078)
       Payment of stock subscription ........................................................             28,800             28,660
                                                                                                    ------------        -----------
          Net cash provided (used in) by financing activities ...............................          4,133,681           (801,457)
                                                                                                    ------------        -----------
          Net increase (decrease) in cash ...................................................          1,301,762            (58,996)
    Cash and cash equivalents at beginning of period ........................................            367,866            122,101
                                                                                                    ------------        -----------
    Cash and cash equivalents at end of period ..............................................       $  1,669,628        $    63,105
                                                                                                    ============        ===========
    Non-cash investing and financing activities:
       Equipment included in accounts payable ...............................................       $     59,452        $   154,737
                                                                                                    ============        ===========
       Equipment financed through capital lease obligations .................................                 --        $ 3,591,046
                                                                                                    ============        ===========
       Notes payable issued in connection with lease termination ............................                 --        $ 1,091,184
                                                                                                    ============        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), as well as the accounting changes to adopt Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2001, included in the Company's Annual Report filed on Form 10-K.

2.    Accounting Changes.

      Effective January 1, 2002 the Company adopted both SFAS 141 and SFAS 142. The Company no longer amortizes goodwill recorded on prior business combinations but instead annually reviews the recorded goodwill for impairment. There was no impairment of goodwill upon adoption of SFAS 142.

      Net loss for the three and nine months ended September 30, 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2001     September 30, 2001

      Net loss reported ...........       ($6,059,360)          ($10,946,504)
      Goodwill amortization .......           670,315              2,010,943
                                          -----------           ------------
            Adjusted Net Loss .....       ($5,389,045)          ($ 8,935,561)
                                          ===========           ============

3.    Inventory.

      Inventory consists of the following:

                                        December 31, 2001    September 30, 2002
                                        -----------------    ------------------
      Raw materials ................       $4,002,662           $4,187,246
      Work in process ..............        2,425,862            1,995,200
                                           ----------           ----------
                                           $6,428,524           $6,182,446
                                           ==========           ==========

4.Other Assets.

      Other assets at December 31, 2001 and September 30, 2002 include equipment and security deposits of $4,479,590 and $5,527,052, respectively.

5.    Accrued Expenses.

      Accrued expenses at December 31, 2001 and September 30, 2002 include accrued interest expense of $4,550,833 and $1,906,295, respectively.

6.    Restructuring.

      In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2002 to September 30, 2002:

                                      January 1,                                     September 30,
                                        2002                                             2002
         Type of Cost                  Balance         Additions      Deductions        Balance
                                      ----------       ---------      ----------     -------------
         Lease termination costs     $2,974,000           --           $292,000       $2,682,000

      Deductions to the restructuring account are due to current lease payments made on terminated operating leases.

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

      The Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility through August 1, 2004. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and, as amended on August 14, 2001, compliance with a fixed coverage charge ratio. As of September 30, 2002, the Company was in compliance with the fixed coverage charge ratio.

      In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of September 30, 2002, the Company employed over 600 people in the state of Maryland.

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

      On July 10, 2002, the Company entered into an agreement to terminate the operating lease for its Taunton, Massachsuetts manufacturing facility upon a subsequent sale of the property, which occurred in September 2002. In June 2002, the Company accrued a lease termination charge of $1.5 million comprised of a $1.1 million termination fee, a prepayment penalty of $125,000, a brokerage fee of $136,000 and forgiveness of an existing Note Receivable of $175,000 due from the landlord. Under the terms of the agreement, the Company agreed to pay the landlord the lease termination fee in equal monthly installments of $45,466 over two years commencing October 2002.

8.    Commitments and Contingencies.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2001 and September 30, 2002, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

      In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. ("Motion Technology") in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. In March 2001, the Company amended its complaint, adding Eagle Systems, Inc. ("Eagle") as a defendant in the case. In November 2001, the Company obtained an order of default against Eagle. The Company has filed a motion for summary judgment against Eagle and Motion Technology. On February 25, 2002, the court granted the Company's motions for summary judgment and entry of an order of default and entered a judgment against Eagle and Motion Technology in the amount of $1,006,750. Defendants had thirty (30) days from that date to appeal the judgment. On February 26, 2002, defendants filed for bankruptcy. As of September 30, 2002, the Company has reserved the entire balance originally paid to Motion Technology Horizons, Inc.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. The case is in the very early stages of discovery.

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

10.   Income Taxes.

      The Company's effective tax rate for the nine months ended September 30, 2002 was a benefit of 182.1% compared to an expense of 41.5% for the year ended December 31, 2001. The 2001 effective rate resulted from the Company recognizing a valuation allowance of $7.3 million in the third quarter of 2001 due to the uncertainty of the realization of certain deferred tax assets. The 2002 effective rate reflects the impact of the reversal of $3.3 million of the Company's valuation allowance associated with net operating loss carry forwards which can now be carried back to the prior five years in which the Company paid income taxes pursuant to the Jobs Creation and Workers Assistance Act ( the "Act") signed into law in March 2002. Further, for the nine months ended September 30, 2002, no income tax benefit was recognized for the pre-tax loss due to the uncertainty of the realization of the deferred tax asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

      Some of the statements in this Quarterly Annual Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include indications regarding the intent, belief or current expectations of the Company and its management, including without limitation expectations regarding (i) the sufficiency of funds generated from the Company's operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources, to finance the Company's current operations, remaining capital expenditure requirements and internal growth for the remainder of the year 2002, (ii) whether any claims or lawsuits pending against the Company, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows, and (iii) the Company's expectations regarding capital expenditure requirements and the materiality of interest rate fluctuations to its business. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "expects," "believes," "continue" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in the Company's Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance the Company's current operations, remaining capital expenditures and internal growth for the year 2002, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                              Three Months Ended September 30,            Nine Months Ended September 30,
                                           --------------------------------------    ----------------------------------------
                                            2001         %        2002        %       2001         %        2002          %
                                           ------      -----     ------     -----    ------      -----     ------       -----
Sales .................................    $ 35.3      100.0     $ 39.0     100.0    $ 99.8      100.0     $103.4       100.0
Cost of sales .........................      27.8       78.8       28.3      72.6      79.4       79.6       79.7        77.1
Gross profit ..........................       7.5       21.2       10.7      27.4      20.4       20.4       23.7        22.9
Operating expenses ....................       5.7       16.1        4.8      12.3      17.7       17.7       15.6        15.1
Income from operations ................       1.8        5.1        5.9      15.1       2.7        2.7        8.1         7.8
Interest ..............................       3.2        9.1        3.2       8.2       9.4        9.4        9.6         9.3
Other (Income) expense ................        --         --        0.1       0.3      (0.2)      (0.2)       0.3         0.3
Income (loss) before income taxes .....      (1.4)      (4.0)       2.6       6.6      (6.5)      (6.5)      (1.8)       (1.8)
Income tax provision (benefit) ........       4.7       13.3         --        --       4.4        4.4       (3.3)       (3.2)
Net income (loss) .....................      (6.1)     (17.3)       2.6       6.6     (10.9)     (10.9)       1.5         1.4

Three Months Ended September 30, 2002 and 2001

      Net sales increased $3.7 million, or 10.5%, to $39.0 million for the three months ended September 30, 2002, from $35.3 million for the same period in 2001. The increase was a result of increased shipments as a result of improved sales in the publishing industry.

      Gross profit increased $3.2 million, or 42.7%, to $10.7 million for the three months ended September 30, 2002, from $7.5 million for the same period in 2001. The increase was primarily due to lower material and labor costs as a percentage of sales due to reductions in personnel and operating efficiencies complemented by higher sales volumes as discussed above. The gross margin increased 6.2% to 27.4% for the three months ended September 30, 2002, from 21.2% for the same period in 2001.

      Operating expenses decreased $900,000, or 15.8%, to $4.8 million for the three months ended September 30, 2002, from $5.7 million for the same period in 2001. The decrease was due primarily to reduction in administrative staff and the elimination of goodwill amortization ($670,000 recognized in 2001) in accordance with the adoption of "SFAS 142".

      Interest expense remained unchanged at $3.2 million for the three months ended September 30, 2002 and 2001. This was due to a decrease in borrowings on the revolving loan offset by an increase in capital leases for equipment.

      For the quarter ended September 30, 2002 the Company recorded no tax expense or benefit compared to a tax expense of $4.7 million for the same period in 2001. The Company did not record a tax benefit for the quarter ended September 30, 2002, and recorded a charge in the same period in 2001 because of the uncertainty of the Company realizing the benefit of the loss in future periods.

      The Company realized net income in the amount of $2.6 million for the three months ended September 30, 2002, compared to a net loss of $6.1 million for the same period in 2001. The change in net income was due to the factors described above.

Nine Months Ended September 30, 2002 and 2001

      Net sales increased $3.6 million, or 3.6%, to $103.4 million for the nine months ended September 30, 2002, from $99.8 million for the same period in 2001. The increase was a result of increased shipments as a result of improved sales in the publishing industry.

      Gross profit increased $3.3 million, or 16.2%, to $23.7 million for the nine months ended September 30, 2002, from $20.4 million for the same period in 2001. The increase was primarily due to lower material and labor costs as a percentage of sales due to reductions in personnel and operating efficiencies complemented by higher sales volumes as discussed above. The gross margin increased 2.5% to 22.9% for the nine months ended September 30, 2002, from 20.4% for the same period in 2001.

      Operating expenses decreased $2.1 million, or 11.9%, to $15.6 million for the nine months ended September 30, 2002, from $17.7 million for the same period in 2001. The decrease was due primarily to reduction in administrative staff and the elimination of goodwill amortization ($2.0 million recognized in 2001) in accordance with the adoption of "SFAS 142".

      Interest expense increased $200,000, or 2.1%, to $9.6 million for the nine months ended September 30, 2002, from $9.4 million for the same period in 2001. The increase is primarily due to increased borrowings in the first two quarters of the year under the Company's Senior Credit Facility.

      For the nine months ended September 30, 2002, the Company recorded a tax benefit of $3.3 million compared to a tax expense of $4.4 million for the same period in 2001. The effective rate for the nine month period ended September 30, 2002 was a benefit of 183.3% compared to an expense of 67.7% for the same period in 2001. The change in the effective rate for the nine months of 2002 compared to the same period in 2001 is due to a decrease in the valuation allowance in 2002 resulting from the passage of the Jobs Creation and Workers Assistance Act in March 2002, offset by an increase in the valuation allowance for the nine month period ended September 30, 2002, due to the uncertainty of the realization of the Company's net operating losses generated during the period.

      The Company realized net income in the amount of $1.5 million for the nine months ended September 30, 2002, compared to a net loss of $10.9 million for the same period in 2001. The change in net income was due to the factors described above.

      Liquidity and Capital Resources

      During the first nine months of 2002, the Company used approximately $59,000 of cash. Net cash provided in operating activities was approximately $1.2 million, which consisted principally of net income of $1.5 million and non-cash expenses of $6.4 million, consisting primarily of $8.1 million in depreciation and amortization expense, a ($3.3) million valuation allowance adjustment, a $1.3 million lease termination charge and approximately $300,000 in bad debt provisions, offset by investments in additional working capital of $6.7 million. Investing activities resulted in a use of cash of approximately $400,000 due to increases in investment in plant and equipment. Net cash used in financing activities was approximately $800,000, resulting from a reduction in borrowings of $700,000 under the Senior Credit Facility and payments of approximately $100,000 on long term borrowings.

      Working capital increased $5.2 million to $13.2 million as at September 30, 2002, from $8.0 million at December 31, 2001. This increase is primarily attributable to an increase in accounts receivable of $3.2 million, and a reduction in accounts payable and accrued liabilities of $1.7 million and $2.0 million, respectively, offset by an increase in the current portions of long term debt of $1.1 million.

      The Company historically has financed its operations with internally generated funds, external short and long-term borrowings and operating leases. The Company believes that funds generated from operations, together with existing cash, available credit under the Senior Credit Facility and other financial sources will be sufficient to finance its current operations, remaining capital expenditure requirements, which are projected to be minimal for the fourth quarter, and internal growth for the remainder of 2002. Should the Company fail to achieve results in 2002 equal at least to the year 2000, or should a decrease in demand for the Company's products, or inability to reduce costs, adversely affect the availability of funds, such decrease in the availability of funds could have a material adverse effect on the Company's business prospects or results of operations.

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

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated, under the supervision and with the participation of the Company's management, the Company's internal controls and disclosure controls procedures within 90 days of the filing of this quarterly report. Based on that evaluation, Messrs LaSorsa and Lieberman have concluded that the Company's disclosure controls and procedures are functioning effectively in timely alerting them to material information that is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. As of December 31, 2001 and September 30, 2002, the Company included in other non-current assets a receivable from Krause of approximately $2.0 million. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder.

      In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. ("Motion Technology") in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. In March 2001, the Company amended its complaint, adding Eagle Systems, Inc. ("Eagle") as a defendant in the case. In November 2001, the Company obtained an order of default against Eagle. The Company has filed a motion for summary judgment against Eagle and Motion Technology. On February 25, 2002, the court granted the Company's motions for summary judgment and entry of an order of default and entered a judgment against Eagle and Motion Technology in the amount of $1,006,750. Defendants had thirty (30) days from that date to appeal the judgment. On February 26, 2002, defendants filed for bankruptcy. As of September 30, 2002, the Company has reserved the entire balance originally paid to Motion Technology Horizons, Inc.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. The case is in the very early stages of discovery.

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

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

Exhibit
Number                                   Description
------                                   -----------

   2.1 Acquisition Agreement dated as of November 30, 1998 among the Company, Carl E. Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership (schedules and exhibits omitted). (2)

   2.2 Acquisition Agreement dated as of February 3, 1999 among the Company, TechniGraphix, Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted). (2)

   2.3 Stock Purchase Agreement dated as of December 27, 1995 among the Company and various stockholders of New England Book Holding Corporation. (1)

   2.4 Plan and Agreement of Merger of Phoenix Color Corp. (New York) into Phoenix Merger Corp. (Delaware). (1)

   3.1      Certificate of Incorporation of the Company. (1)

   3.2      By-Laws of the Company. (1)

   4.1 Note Purchase Agreement dated January 28, 1999 among the Company, the Guarantors and the Initial Purchasers. (2)

   4.2 Indenture dated as of February 2, 1999 among the Company, the Guarantors and Chase Manhattan Trust Company, National Association, Trustee. (2)

   4.3 Registration Rights Agreement dated as of February 2, 1999 among the Company, the Guarantors and the Initial Purchasers. (2)

   4.4      Form of Initial Global Note (included as Exhibit A to Exhibit 4.2).
            (2)

   4.5 Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2). (2)

   4.6      Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2).
            (2)

   4.7 Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2). (2)

   10.1 Employment Agreement dated as of February 12, 1999 between the Company and Jack L. Tiner. (2)

   10.4(a) Credit Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted). (2)

   10.4(b) First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (4)

   10.4(c) Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (4)

   10.4(d) Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (5)

   10.4(e) Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (6)

   10.4(f) Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (7)

   10.4(g) Sixth Amendment to Credit Agreement dated as of December 26, 2001 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (8)

   10.4(h) Seventh Amendment to Credit Agreement dated as of March 15, 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (8)

   10.4(i) Eighth Amendment to Credit Agreement dated as of May 13, 2002 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (9)

   10.5 Revolving Credit Note dated as of September 15, 1998 executed by the Company and the Guarantors. (2)

   10.6 Master Security Agreement dated as of September 15, 1998 among the Company, the Guarantors and First Union National Bank as Collateral Agent (schedules omitted). (3)

   10.7 Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of the Company in favor of First Union National Bank, as Collateral Agent (schedules omitted). (2)

   10.8 Subsidiary Pledge Agreement dated as of September 15, 1998 executed by the Company (schedules omitted). (2)

   10.10 Lease Agreement dated as of March 20, 1998 between the Company and Maurice M. Weill, Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond Road, Rockaway, NJ 07866. (2)

   10.11 Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780. (2)

   10.12 Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY 11101. (2)

   10.13 Executive Employment Agreement by and between Phoenix Color Corp. and John Carbone dated August 16, 2002.

   10.14 Executive Employment Agreement by and between Phoenix Color Corp. and Louis LaSorsa dated August 16, 2002.

   10.15 Executive Employment Agreement by and between Phoenix Color Corp. and Edward Lieberman dated August 16, 2002.

   10.16    Phoenix Color Corp. 2002 Stock Incentive Plan.

   99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-50995), filed on April 24, 1998.

   (2) Incorporated by reference to the Company's Amendment No. 1 on Form S-4 to Registration Statement on Form S-1 (SEC File No. 333-50995), filed on March 8, 1999.

   (3) Incorporated by reference to the Company's Amendment No. 2 on Form S-4 to Registration Statement on Form S-1 (SEC File No. 333-50995), filed on May 5, 1999.

   (4) Incorporated by reference in the Company's 1999 Annual Report on Form 10-K filed on March 29, 2000. (SEC File. No. 333-50995).

   (5) Incorporated by reference in the Company's 1999 Quarterly Report on Form 10-Q filed on November 14, 2000. (SEC File No. 333-50995).

   (6) Incorporated by reference in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001. (SEC File No. 333-50995).

   (7) Incorporated by reference in the Company's 2001 Quarterly Report on Form 10-Q filed on August 14, 2001. (SEC File No. 333-50995).

   (8) Incorporated by reference in the Company's 2001 Annual Report on Form 10-K filed on March 26, 2002. (SEC File No. 333-50995).

   (9) Incorporated by reference in the Company's 2002 Quarterly Report on Form 10-Q filed May 15, 2002 (SEC File No. 333-50995).

            (b)   Reports on Form 8-K

                      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2002

                                        PHOENIX COLOR CORP.


                                        By:  /s/ Louis LaSorsa
                                             -----------------------------------
                                             Louis LaSorsa, Chairman
                                             and Chief Executive Officer


                                        By:  /s/ Edward Lieberman
                                             -----------------------------------
                                             Edward Lieberman
                                             Chief Financial Officer
                                             and Chief Accounting Officer

                                 CERTIFICATIONS*

      I, Louis LaSorsa, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Phoenix Color Corp.,

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : November 13, 2002


/s/ Louis LaSorsa
---------------------------
Louis LaSorsa, Chairman
and Chief Executive Officer

                                 CERTIFICATIONS*

      I, Edward Lieberman, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Phoenix Color Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date : November 13, 2002


/s/ Edward Lieberman
-----------------------------------------
Edward Lieberman, Chief Financial Officer
and Chief Accounting Officer