Form 10-K
period 2002-12-31
PHOENIX COLOR CORP
filed 2003-03-28
CIK 1060279

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        333-50995

    December 31, 2002                                     Commission File Number

                               PHOENIX COLOR CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     22-2269911
                 (State or other                              (I.R.S. Employer
jurisdiction of incorporation or organization)               Identification No.)

540 Western Maryland Parkway
Hagerstown, Maryland                                                21740
(Address of principal executive offices)                         (Zip Code)

                                 (301) 733-0018

               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                                 Not Applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of December 31, 2002, the Registrant had no voting or non-voting common equity registered under the Securities Exchange Act of 1934, as amended.

      As of March 15, 2003, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                       Documents Incorporated by Reference

      None.

                                   Table of Contents

 Item No.                          Name of Item                         Page No.

Part I
  Item 1.   Business.....................................................     2
  Item 2.   Properties...................................................     7
  Item 3.   Legal Proceedings............................................     7
  Item 4.   Submission of Matters to a Vote of Security Holders..........     9

Part II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters........................................     9
  Item 6.   Selected Consolidated Financial Data.........................    10
  Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    12
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...    19
  Item 8.   Financial Statements and Supplementary Data..................    19
  Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    19

Part III
  Item 10.  Directors and Executive Officers of the Registrant...........    19
  Item 11.  Executive Compensation.......................................    21
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.................    26
  Item 13.  Certain Relationships and Related Transactions...............    27
  Item 14   Controls and Procedures......................................    27
  Item 16   Principal Accountant Fees and Services.......................    28

Part IV
  Item 15   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................    29

                           Forward Looking Statements

      Some of the statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "could," "expects," "believes," "continues" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance our current operations, remaining capital expenditures and internal growth for the year 2003, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against us. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

      Unless the context requires otherwise, "Phoenix," "we," "us," and "our" refers to Phoenix Color Corp. and its subsidiaries.

Overview

      We manufacture books and book components, which include book jackets, paperback covers, pre-printed case covers for hardcover books, illustrations, endpapers and inserts. We generate revenues primarily through the sale of book components to book publishers. Book publishers generally design book components to enhance the sales appeal of the books. This work requires specialized equipment, materials and finishes and often demands high-quality, intricate work. As a result, many leading publishers rely on specialty printers such as Phoenix to supply high quality book components. We also produce book components for our book manufacturing operations, which print heavily illustrated multicolor books, and one and two color hard and soft cover books.

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

History

      Phoenix was founded in 1979 by a group of fifteen printing industry veterans, including Louis LaSorsa, our Chairman, President and Chief Executive Officer. Initially, we focused on supplying book components for the higher education and professional reference markets but in subsequent years expanded into other segments of the publishing industry. In 1998, we began manufacturing heavily illustrated multicolor books, and in 1999, one and two color hard and soft cover books. We originally conducted our operations in a single production facility in Long Island City, New York. In 1993, we moved the major portion of our business to Hagerstown, Maryland. In December 2000, we closed the book component manufacturing facility we previously operated in Taunton, Massachusetts. We currently operate a total of four plants in the States of Maryland and New Jersey and maintain a sales office in New York.

      We were incorporated in the State of New York in 1979 and reincorporated by merger in the State of Delaware in 1996. Our headquarters is at 540 Western Maryland Parkway, Hagerstown, Maryland 21740 and our telephone number is (301) 733-0018.

Restructuring

      In September 2000, we announced a plan to restructure our operations, which resulted in our recording a one-time restructuring charge totaling $11.4 million. Under the restructuring plan, we closed TechniGraphix, Inc. and our Taunton, Massachusetts component facility to reduce costs and improve productivity. The restructuring charge included approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix, Inc. and the Taunton facility, in which the carrying value was no longer supported by future cash flows, $3.6 million for equipment lease termination costs and $325,000 for facility closing costs.

Manufacturing Operations and Technology

      Order Processing.

      Our customers transmit orders to our various plant locations by physical delivery or electronic file transfer. After entering a customer order into our order processing system, we monitor the order on a real-time basis throughout the entire manufacturing process. Our management allocates work orders among our plants through our data network to maximize plant efficiency and minimize operating cost.

      To limit the costs associated with maintaining inventory, many book publishers have instituted inventory controls that limit the amount of inventory held by them. As a result, specialty printers, such as Phoenix, are under increasing pressure to process orders quickly and efficiently. By investing in upgrades to our printing equipment, digital communications and information network, we have been able to respond successfully to our customers' increasing demands. Further, our printing facilities operate on a 24-hour basis, seven days a week. As an additional service, we provide real-time job status and plant capacity information to our customers over the Internet.

      Digital Prepress Services.

      We provide a complete range of prepress services, including color separations, high speed imaging, assembly, electronic retouching, archiving, digital file transfer, color-accurate digital proofing and computer generated platemaking. We offer prepress services at each of our manufacturing facilities as well as our New York City sales office. Our prepress services are linked through a high speed telecommunications network. We do not rely on any subcontractors for our prepress needs.

      Printing and Finishing Services.

      We manufacture book components, heavily illustrated multicolor books, and one and two color hard and soft cover books. We manufacture book components by using 19 modern high-speed, sheet-feed offset lithographic printing presses capable of printing up to eight colors in a single pass, some of which can print both sides of the sheet at the same time, and most with inline coaters. We protect the manufactured book components by applying an ultraviolet liquid coating or laminating different types of film such as polypropelene and mylar. We also offer a complete array of in-house services, including foil stamping, selected and overall embossing, selected and overall liquid coatings and die cutting.

      We produce heavily illustrated multicolor books in our manufacturing plant in New Jersey, which has three presses capable of printing up to eight or ten colors on a single side or four or five colors on each side during a single pass. These presses employ roll stand technology, which sheets the paper as it enters the press, (thereby eliminating the need to sheet paper off line) and continually add paper to the feeder system of the press. We offer several varieties of binding styles including smythe sewn, side sewn and thread seal for hard cover books in addition to gluing for both hard cover and soft cover books.

      We print one and two color hard and soft cover books in our manufacturing plant in Maryland, which has two single color web presses and two, two-color web presses. Our workflow for the production of books is completely digital. In connection with the manufacture of books, we offer perfect binding, saddle wire binding and hard cover casing-in.

      Distribution and Logistics.

      We operate our own tractor-trailers to deliver a majority of our products. This enables us to reduce transportation costs and to save one or more days of delivery time in fulfilling customer requirements. The tractor-trailers are also used to distribute raw materials among our manufacturing plants.

      Technology.

      We continue to invest in new technology to ensure modern highly efficient production capabilities. We archive negative film and digital files to facilitate reorders. We also have state of the art printing presses, foil stamping presses, finishing equipment and binding equipment, most of which are less than five years old.

      Before printing, we provide customers with a color accurate digital proof of their jobs, which our customers must approve. We can transfer digital files within our facilities and to our customers who have been provided with the appropriate equipment. Proofs for book manufacturing consist of bound galleys, which are digitally printed and bound. We may also receive or transmit files from or to our customers through the Internet in various formats, including PDF, HTML and FTP, among others.

Raw Materials, Purchasing and Inventory

      We use substantial quantities of paper, ink, laminating film, foil and other materials in our operations. We generally favor "single sourcing" of our various raw materials purchases. We believe that establishing strong commercial relationships with a relatively small number of suppliers enables us to negotiate favorable prices and to maintain reliable supplies of such materials. Nevertheless, we are not party to any long-term supply agreements, are not dependent on any single source for our raw materials and believe we could replace any individual supplier without disruption to our business. We maintain minimal inventories of our supplies. A change in suppliers could cause a delay in manufacturing, and a possible loss of sales, which could adversely affect operating results.

      We generally obtain annual pricing commitments from our suppliers, but such commitments are not legally binding. Nevertheless, our vendors have historically complied with commitments made to us. In the event of material price increases by vendors, we could pass such increases through to our customers.

      We use centralized purchasing and storage for book component inventory at the Hagerstown, Maryland plants in order to control raw material costs. Further, we purchase paper in large rolls and convert the paper, using our own computerized sheeters, into sheets in the sizes required by our presses. By converting in excess of 30 million pounds of paper in-house annually, we are able to reduce paper costs, avoid delays in obtaining properly sized sheets and minimize the need to maintain an inventory of specific sheet paper sizes.

Trademarks

      Phoenix owns trademarks that are used in the conduct of its business. These trademarks are valuable assets, the most important of which are "Phoenix Color," and "Phoenix Colornet."

Markets

      We sell book components, heavily illustrated multicolor books, and one and two color hard and soft cover books to publishers in all segments of the book publishing market. Various segments of the book publishing market may respond to different economic and other factors, and declines in one or more segments in a given year may be offset by improvements in other segments. Accordingly, we view our sales to a broad range of book publishing market segments as a competitive strength.

      Sales of book components represented 63.2% of our net sales in 2002 and 65.6% of net sales in 2001. Sales of book components for use in general interest books accounted for 47.8% of our net book component sales for the year 2002 and 50.1% for 2001. Sales of book components to publishers of educational materials accounted for 24.9% and 24.3% of net book component sales in 2002 and 2001, respectively, and sales to publishers of business-related books accounted for 9.4% and 7.8% of net book component sales in 2002 and 2001, respectively. Sales of book components to all other book publishers, accounted for 17.9% and 17.8% of net book component sales in 2002 and 2001, respectively.

      We began selling heavily illustrated multicolor books to publishers of juvenile books in the fourth quarter of 1998. We are continuing to expand our customer base of both juvenile and non-juvenile illustrated multicolor book customers. Sales of heavily illustrated multicolor books represented 17.6% and 17.1% of our net sales for the years ended December 31, 2002 and 2001, respectively.

      We opened our one and two color hard and soft cover book manufacturing facility in Hagerstown, Maryland in July 1999. Sales of hard and soft cover books represented 19.2% and 17.3% of our net sales for the years ended December 31, 2002 and 2001, respectively. We manufacture hard and soft cover books for virtually all segments of the book publishing industry.

Customers

      We have a base of over 400 active customers, including many of the leading publishing companies in the world. Among our largest customers are HarperCollins, Pearson Publishing, Simon & Schuster, Random House, Holtzbrink Publishers, McGraw-Hill, Time Warner, Thomson Learning, John Wiley & Sons, Houghton Mifflin, Oxford University Press, Walt Disney and W.W. Norton, many of which have been our customers since our inception in 1979. Many of these customers have decentralized operations in which purchasing decisions are made by various divisions. Harper Collins Publishers and Pearson Publishing accounted for 13.8%, and 13.4%, respectively, of our net sales in 2002. Pearson Publishing and HarperCollins Publishers accounted for 11.7% and 10.8%, respectively, of our net sales in 2001. Our ten largest customers accounted for approximately 70.2% and 64.8% of net sales in 2002 and 2001, respectively. The loss of any one or more of our ten largest customers would be detrimental to our operating results.

Sales

      We have a direct sales force consisting of 35 sales representatives located throughout the U.S. We intend to expand our sales force to provide superior service to customers, to capture a greater share of the business from our existing publishing customers, and to identify and solicit new customers, including smaller regional publishers. We have established a marketing department which works with our sales department to promote our services, including participating in publishing industry trade shows.

      Printing has become more technology driven. To remain competitive, we require our new sales representatives to participate in a three-month manufacturing and sales orientation program, which includes spending at least two weeks at our manufacturing plants. All sales personnel are required to participate annually in our continuing education program. Various programs by management are used to monitor goals for individual sales representatives.

Backlog

      We do not operate with any backlog at our book component and heavily illustrated multicolor books facilities. We pre-schedule orders at our one and two color hard and soft cover book facility. Both we and our customers share the same goal: processing orders on demand in the shortest possible time frame.

Competition

      The printing industry in general, and the printing and manufacturing of books in particular, are extremely competitive. We face competition in the printing and manufacturing of books from the dominant printers in the industry, consisting of R.R. Donnelley, Quebecor/World and Banta Corporation, all of which have significantly more revenues and assets than us. In addition, we compete with book component printers, such as Coral Graphics, which offer services similar to ours to the publishing industry. Competitive factors in the printing of book components and the manufacture of complete books include price, quality, speed of production and delivery, use of technology and the ability to service specialized customer needs on a consistent basis. Many of the largest publishers also have contracts with the large book printers to insure that their products are printed on a preferred basis in the event manufacturing availability becomes limited. We do not have contracts for book manufacturing with any of the large publishers; however, we have been named the third supplier of choice for Pearson Publishing and McGraw-Hill.

      In both the printing and manufacturing of books and book component printing, we believe that we compete by offering a high level of service that many customers, particularly medium sized publishers, are unaccustomed to receiving from our competitors. We also compete with our book component competitors by being the only book component manufacturer to offer a complete array of book component services in-house.

Employees

      As of December 31, 2002, we had 818 employees, of whom 12 were engaged in management, 46 in finance, administration and billing, 93 in sales, sales support and customer service, 10 in information systems and technological development, 17 in transportation and 640 in manufacturing. None of our employees are represented by unions, and we believe we have satisfactory relations with our workforce.

ITEM 2. PROPERTIES

      Our corporate and administrative offices are located in one of our two adjacent manufacturing facilities in Hagerstown, Maryland. We lease various manufacturing and regional sales offices. A summary of the location, size and nature of the principal facilities appears below:


                                                                     Leased/Owned;    Square
Location                                     Use                    Expiration Date   Footage
--------                                     ---                    ---------------   -------
Hagerstown, MD.........   Corporate offices; printing, prepress     Owned             114,000
                          and finishing for book components

Hagerstown, MD.........   Printing, prepress and finishing for      Owned              86,000
                          book components

New York City, NY......   Prepress and sales                        Leased;            11,000
                                                                    10/31/09

Rockaway, NJ...........   Printing, prepress and finishing for      Leased; 3/31/08    90,000
                          complete books

Hagerstown, MD.........   Printing, prepress and binding for        Owned             170,000
                          complete books

      In July 2002, we terminated our lease in Taunton, Massachusetts.

      We believe that our existing facilities are suitable and adequate for our current needs. For the year ended December 31, 2002, we had sales of $26.6 million at our Maryland book manufacturing facility and estimate that the facility has the capacity to produce a sufficient number of books to generate $45 million in sales with our current equipment.

ITEM 3. LEGAL PROCEEDINGS

      In December 1998, we filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which we had agreed to purchase from Krause. We attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, we removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in our favor with respect to the three machines previously delivered to us. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, we were forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder. We and Krause are currently negotiating a settlement of the monies due us. The terms on which we believe this matter will be settled are as follows: we would accept $1.4 million, comprised of a down payment of $200,000 and four annual installments of $300,000, to be paid beginning in January 2004. There can be no assurances that such a settlement will be reached. As a result of these developments, we recognized a non-cash charge of approximately $745,000 in the fourth quarter of 2002. As of December 31, 2002 and 2001, we included in other non-current assets a receivable from Krause of approximately $1.2 million and $2.0 million, respectively.

      In August 1999, we filed a complaint against Motion Technology Horizons, Inc. ("Motion Technology") in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. In March 2001, we amended our complaint, adding Eagle Systems, Inc. ("Eagle") as a defendant in the case. In November 2001, we obtained an order of default against Eagle. We filed a motion for summary judgment against Eagle and Motion Technology. On February 25, 2002, the court granted our motion for summary judgment and entry of an order of default and entered a judgment against Eagle and Motion Technology in the amount of $1,006,750. Defendants had thirty (30) days from that date to appeal the judgment. On February 26, 2002, defendants filed for bankruptcy. We have reserved the entire balance originally paid to Motion Technology Horizons, Inc.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to our restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. The case is in the very early stages of discovery.

      We are not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of our business. Although the outcome of any claims and lawsuits against us cannot be accurately predicted, we do not believe that any of the claims and lawsuits described above or in this paragraph, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations and cash flows for any quarterly or annual period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      No established public trading market exists for our Class A Common Stock or Class B Common Stock. As of March 15, 2003 there were eleven holders of record of our Class A Common Stock and two holders of record of our Class B Common Stock.

      We did not declare or pay any dividends on our capital stock in the past three years. We expect to retain future earnings, if any, to finance the growth and development of our business. Thus, we do not intend to declare or pay dividends on our capital stock for the foreseeable future. Further, both our senior credit facility and the indenture under which we have issued 10-3/8% Senior Subordinated Notes restrict the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial information is derived from our Consolidated Financial Statements and related Notes thereto as of December 31, 1998 through 2002 and for the years then ended. PricewaterhouseCoopers LLP, independent accountants, has audited our Consolidated Financial Statements for the years ended December 31, 1998 through 2002. PricewaterhouseCoopers LLP's report on our Consolidated Financial Statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 is included as Item 8 of this Form 10-K. The selected consolidated financial information set forth below should be read with our Consolidated Financial Statements, the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  Years Ended December 31,
                                            --------------------------------------------------------------------
                                              1998          1999(1)         2000           2001           2002
                                            --------       --------       --------       --------       --------
                                                                   (dollars in thousands)
Statement of Operations Data:
Sales ....................................  $107,491       $141,338       $150,758       $132,260       $137,961
Cost of sales ............................    80,627        109,357        121,742        107,590        107,556
Gross profit .............................    26,864         31,981         29,016         24,670         30,405

Operating expenses:
Selling and marketing expenses ...........     6,278          5,688          6,840          7,721          7,652
General and administrative ...............    12,934         17,168         17,511         15,619         12,172
(Gain) loss on sale of assets (2) ........      (133)           358          2,630            122            (33)
Restructuring charge (3) .................        --             --         11,425           (304)            --
Impairment charge (4) ....................        --             --             --             --            745
Lease termination charge (5) .............        --             --             --             --          1,760
Total operating expenses .................    19,079         23,214         38,406         23,158         22,296
Income (loss) from operations ............     7,785          8,767         (9,390)         1,512          8,109
Interest expense .........................     5,076         14,939         12,943         12,374         12,675
Other (income) expense ...................      (327)          (282)          (116)          (253)           344
Income (loss) before income taxes: .......     3,036         (5,890)       (22,217)       (10,609)        (4,910)
Income tax (benefit) provision ...........     2,008         (1,046)        (7,055)         4,400         (3,269)
Net income (loss) ........................  $  1,028       $ (4,844)      $(15,162)      $(15,009)      $ (1,641)

Balance Sheet Data (at year end):
Cash and cash equivalents ................  $ 14,834       $    271       $    368       $    122       $    109
Total assets .............................   132,440        151,505        133,072        122,402        119,526
Total debt (including capital lease
obligations) .............................    95,447        114,362        114,180        117,902        119,626
Total stockholders' equity (deficit) .....    17,283         12,471         (2,653)       (17,624)       (19,233)

Other Financial Data:
Depreciation and amortization expense ....  $ 10,834       $ 17,174       $ 15,956       $ 14,484       $ 10,880
Capital expenditures (6) .................    48,168         17,871          7,431          5,368          5,835
EBITDA (7) ...............................    18,946         24,686          6,162         15,720         18,095
Ratio of earnings to fixed charges (8) ...      1.5x             --             --             --             --

(1) In January and February 1999, we acquired Mid-City Lithographers, Inc. and TechniGraphix, Inc., respectively.

(2)   Reflects non-cash (gains) and losses on sale of capital assets.

(3) Reflects, in 2000, a charge for closing the operations of TechniGraphix, Inc. and the Taunton, Massachusetts facility, of which approximately $7.5 million are non-cash expenses, and in 2001, a reversal of part of the charge due to a negotiated settlement of certain lease obligations.

(4) Reflects a charge for a decrease, under a proposed settlement, of the amount owed to us by Krause America pursuant to a lawsuit. See Note 8 of Notes to Consolidated Financial Statements.

(5) Reflects a charge for the cancellation of a lease on the Taunton, Massachusetts facility. See Note 5 of Notes to Consolidated Financial Statements.

(6) Includes property and equipment financed through notes, deposits and capital leases. See Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

(7) EBITDA represents our net income before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis on which we assess our financial performance, and certain covenants in our borrowing agreements are tied to similar measurements. See Consolidated Statements of Cash Flows. The table below reflects how we calculate EBITDA.

                                                      1998          1999           2000           2001           2002
                                                    --------      --------       --------       --------       --------
         Pretax income (loss) ....................  $  3,036      $ (5,890)      $(22,217)      $(10,609)      $ (4,910)
         Interest expense ........................     5,076        14,939         12,943         12,374         12,675
         Depreciation and amortization expense ...    10,834        15,637         15,436         13,955         10,330
                                                    -------------------------------------------------------------------
         Total EBITDA ............................  $ 18,946      $ 24,686       $  6,162       $ 15,720       $ 18,095
                                                    ===================================================================

(8) In calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (which includes amortization of deferred financing costs), whether expensed or capitalized, and that portion of rental expense estimated to be attributable to interest. For 1999, 2000, 2001 and 2002 the ratio of earnings to fixed charges was less than one-to-one. The dollar amount by which the earnings, as defined above, were insufficient to cover fixed charges was $6.3 million, $22.2 million, $10.6 million and $4.9 million in the years 1999, 2000, 2001 and 2002, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our "Selected Consolidated Financial Data" and the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Critical Accounting Policies

      The preparation of financial statements requires us to make difficult and subjective estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We continually re-evaluate our estimates, including those related to bad debts, inventories, goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates and judgments on historical experience and on various other assumptions which we believe are reasonable under the circumstances and are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      We recognize revenue upon shipment of our products to or on behalf of our customers.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of December 2002, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $1.5 million, was $18.3 million.

Inventory

      Our inventory is stated at the lower of cost or market value, as determined under the first-in, first-out ("FIFO") method.

Intangible Assets

      Our goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. For the years prior to 2002, we amortized our goodwill over the estimated useful life of the assets to which it related. Our total goodwill of $13.3 million consists of $4.7 million and $8.6 million associated with the 1996 and 1999 acquisitions of New England Book Holding Corporation, and Mid-City Lithographers, Inc., respectively. Effective January 1, 2002, we adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") and ceased to amortize goodwill. We test for impairment to the value of goodwill based on a comparison of undiscounted cash flow to the recorded value. We test goodwill for impairment at least annually, but more often when circumstances or events so dictate. In 2002, we performed the required annual test and determined that goodwill was not impaired. If actual market conditions deteriorate from those we projected, or if other events or circumstances occur that would reduce the recorded value of goodwill below undiscounted cash flow, we might be required to recognize impairment charges to our goodwill. In

2000, we closed our TechniGraphix, Inc. subsidiary and, accordingly, took a charge to earnings equal to the unamortized cost of acquired goodwill.

Long Lived Assets

      We evaluate quarterly the carrying value of property, equipment and tangible assets for impairment. We consider our historical performance and anticipated future results by evaluating the carrying value of the assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. We recognize an impairment loss on assets when the value of the assets is less than the sum of the expected cash flows from those assets.

Restructuring

      As part of our restructuring costs, we provided for the estimated cost of the net lease expense for facilities that are no longer being used. The cost is based on the contractual future minimum lease payments reduced by estimated future sublease receipts. At the end of 2002, our accrued restructuring liability related to net lease payments and other related charges was $2.6 million. We may incur additional restructuring charges if market conditions are less favorable than we originally projected.

Deferred Tax Valuation Allowance

      As of December 31, 2002, we recorded a valuation allowance of $5.7 million against our total deferred tax assets of $12.4 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Results of Operations

        The following table sets forth for the periods indicated, certain information derived from our Consolidated Statements of Operations:

                                                     Years Ended December 31,
                                          -------------------------------------------------
                                                      (dollars in thousands)
                                          -------------------------------------------------
                                               2000             2001               2002
                                          --------------   ---------------   ---------------
                                            $        %       $        %        $        %
                                          -------  -----   -------   -----   -------   -----
Sales ................................    150,758  100.0   132,260   100.0   137,961   100.0
Cost of sales ........................    121,742   80.8   107,590    81.3   107,556    78.0
Gross profit .........................     29,016   19.2    24,670    18.7    30,405    22.0

Operating Expenses:
Selling and marketing expenses .......      6,840    4.5     7,721     5.8     7,652     5.5
General and administrative expenses...     17,511   11.6    15,619    11.8    12,172     8.8
Loss (gain) on sale of assets ........      2,630    1.7       122     0.1       (33)     --
Restructuring charge .................     11,425    7.6      (304)   -0.2        --      --
Impairment charge.....................         --     --        --      --       745     0.5
Lease termination charge..............         --     --        --      --     1,760     1.3
Total operating expenses .............     38,406   25.4    23,158    17.5    22,296    16.1
Income (loss) from operations ........     (9,390)  -6.2     1,512     1.2     8,109     5.9
Interest expense .....................     12,943    8.6    12,374     9.4    12,675     9.2
Other( income) expense................       (116)  -0.1      (253)   -0.2       344     0.2
Loss before income taxes .............    (22,217) -14.7   (10,609)    8.0    (4,910)   -3.5
Income tax (benefit) provision .......     (7,055)  -4.7     4,400     3.3    (3,269)   -2.4
Net loss .............................    (15,162) -10.0   (15,009)   11.3    (1,641)   -1.1

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Sales increased $5.7 million or 4.3% to $138.0 million for the year ended December 31, 2002, from $132.3 million for the same period in 2001. This increase was primarily the result of an increase in the volume of sales of complete books manufactured in Rockaway, New Jersey and Hagerstown, Maryland. Sales of complete books increased $5.3 million or 11.7% to $50.7 million for the year ended December 31, 2002, from $45.4 million for the same period in 2001.

      Gross profit increased $5.7 million or 23.1% to $30.4 million for the year ended December 31, 2002, from $24.7 million for the same period in 2001, and the gross profit margin increased to 22.0% for the year ended December 31, 2002, from 18.7% for the same period in 2001. The increase in the gross profit margin was primarily attributable to increased sales combined with reductions in labor and materials as a percentage of sales to 52.6% for the year ended December 31, 2002, from 54.3% for the same period in 2001.

      Operating expenses decreased $900,000 or 3.9% to $22.3 million for the year ended December 31, 2002, from $23.2 million for the same period in 2001. Selling, general and administrative expenses decreased $3.5 million or 15.0% to $19.8 million for the year ended December 31, 2002, from $23.3 million for the same period in 2001, which is primarily attributable to reductions in administrative compensation, telephone costs and the elimination of amortization of goodwill of $2.7 million in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", which we adopted January 1, 2002. In 2002, we also incurred a non-cash charge of $745,000 for the write down of our receivable relating to our lawsuit with Krause America, and a lease termination charge of $1.8 million for cancellation of our lease at our Taunton, Massachusetts facility. Had such expenses not been incurred, the total decrease in recurring operating expenses would have been $3.5 million.

      Interest expense increased $300,000 or 2.4% to $12.7 million for the year ended December 31, 2002, from $12.4 million for the same period in 2001. The increase was the result of larger average outstanding debt under the revolving line of credit at the beginning of the fiscal year and additional debt for equipment acquisitions in the second half of the year.

      For the year ended December 31, 2002, we recorded a tax benefit of $3.3 million compared to a tax expense of $4.4 million for the same period in 2001. The effective rate for the year ended December 31, 2002, was a benefit of 66.5% compared to an expense of 41.5% for the same period in 2001. The change in the effective rate for 2002 compared to the same period in 2001 is due to a decrease in the valuation allowance in 2002 resulting from the passage of the Jobs Creation and Workers Assistance Act in March 2002. The expense in 2001 was due to the recognition of a valuation allowance against our deferred tax assets due to the uncertainty of the likelihood of the realization of certain of these assets.

      Net loss decreased $13.4 million to a loss of $1.6 million for the year ended December 31, 2002, from a loss of $15.0 million for the same period in 2001. The decrease was due to the factors described above.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

      Sales decreased $18.5 million or 12.3% to $132.3 million for the year ended December 31, 2001, from $150.8 million for the same period in 2000. This decrease was a result of lower sales of book components offset by higher sales of complete books manufactured in Rockaway, New Jersey and Hagerstown, Maryland. Sales of complete books increased $11.7 million or 34.7% to $45.4 million for the year ended December 31, 2001, from $33.7 million for the same period in 2000. The decrease in book components was primarily caused by a contraction in the publishing industry, particularly in reprints of general interest books, and was exacerbated by the further contraction of the U.S. economy in general after the September 11, 2001 terrorist attacks.

      Gross profit decreased $4.3 million or 14.8% to $24.7 million for the year ended December 31, 2001, from $29.0 million for the same period in 2000, and the gross profit margin decreased to 18.7% for the year ended December 31, 2001, from 19.2% for the same period in 2000. The decline in gross profit margin was primarily attributable to lower sales of components without a corresponding decrease in overhead, and from the continued operating losses at our book manufacturing facility in Hagerstown, Maryland. The Maryland book manufacturing facility incurred $28.4 million of costs with offsetting sales of $22.9 million for the year ending December 31, 2001, compared to $20.0 million of costs with offsetting sales of $13.4 million for the same period in 2000. We estimate the Maryland book manufacturing facility has the capacity to produce a sufficient amount of books to generate $45.0 million in sales with our current equipment.

      Operating expenses decreased $15.2 million or 39.6% to $23.2 million for the year ended December 31, 2001, from $38.4 million for the same period in 2000. This decrease was composed of a reduction in the non-cash losses on the sale of certain property, plant and equipment; a reversal of part of the restructuring charge associated with the termination of certain operating leases for equipment; a reduction in general and administrative expenses of $1.9 million, due primarily to staff reductions, and offset by an increase in selling expenses of $900,000.

      Interest expense decreased $500,000 or 3.9% to $12.4 million for the year ended December 31, 2001, from $12.9 million for the same period in 2000. The decrease was the result of less average outstanding debt and lower interest rates during the period.

      Our effective tax rate for the year ended December 31, 2001, was a provision of 41.5% compared to a benefit of 31.8% for the same period in 2000. The change in the effective rate is primarily attributable to the recognition of a valuation allowance in 2001 against our deferred tax assets due to the uncertainty regarding the likelihood of the realization of certain of these assets.

      Net loss decreased $200,000 to a loss of $15.0 million for the year ended December 31, 2001, from a loss of $15.2 million for the same period in 2000. The decrease was due to the factors described above.

Liquidity and Capital Resources

      Our primary source of liquidity is cash from operations, which increases and decreases our revolving line of credit, and is supplemented from time to time by capital leases and notes payable.

      In September 1998, we entered into a three year $20.0 million revolving credit facility with First Union National Bank (the "Senior Credit Facility"). On August 14, 2001, the Senior Credit Facility was amended to extend the maturity date to August 1, 2004 and provide for an increase in the availability of funds. As of December 31, 2002, the outstanding aggregate principal of the Senior Credit Facility was $9.1 million, bearing interest at the rate of 4.6% per annum, and we had the ability to borrow an additional $9.7 million in accordance with the terms of our agreement. Our borrowings under the Senior Credit Facility are collateralized by substantially all of our assets. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, and on additional Phoenix and subsidiary debt, and requires that we maintain a fixed coverage charge ratio, as defined in the Senior Credit Facility as amended on August 14, 2001. As of December 31, 2002 and 2001, we were in compliance with the covenants of the Senior Credit Facility as amended in August 2001.

      On February 2, 1999, we issued $105.0 million in 10-3/8% Senior Subordinated Notes (the "Senior Notes") maturing on February 2, 2009. The proceeds from the issuance of the Notes were used to repay substantially all of our existing debt including capital leases, and to invest in our expansion.

      We have operating lease arrangements for printing equipment. Rental expense related to such leases was approximately $5.8 million for 2000, $4.5 million for 2001 and $4.9 million for 2002. The decrease from 2000 to 2001 was primarily attributed to the closing of TechniGraphix, Inc., our print-on-demand facility. The increase from 2001 to 2002 was substantially due to the addition of a new operating lease, offset by the retirement of an existing operating lease for printing and binding equipment at the Maryland book manufacturing facility.

      Our net cash from operations increased $3.8 million, or 316.7% to $5.0 million for the year ended December 31, 2002, from $1.2 million for the same period in 2001. Net cash flows from operations decreased by $4.8 million to $1.2 million for the year ended December 31, 2001, from $6.0 million for the year ended December 31, 2000. The 2002 operating cash flow reflects a loss of $1.6 million increased by $10.0 million of non-cash charges and offset by approximately $3.4 million attributable to increases in working capital (primarily the paydown of certain trade payables). The 2001 operating cash flow reflects a loss of $15.0 million increased by $20.0 million of non-cash charges and offset by $3.8 million increases in working capital. The 2000 operating cash flows reflects a loss of $15.2 million increased by $19.2 million of non-cash charges and $2.0 million decrease in working capital (primarily attributable to the receipt of income tax refunds).

      Our cash used in investing activities was $1.4 million, $4.9 million, and $5.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. We invested net cash of $1.4 million for plant and equipment in 2002, compared to $4.9 million in 2001 and $5.8 million in 2000. We invested an additional $4.3 million in equipment in 2002, which was funded through capital leases, and accordingly did not require the outlay of funds.

      Our cash used in financing activities was $3.6 million, and $0.1 million for the years ended December 31, 2002 and 2000. Our cash provided by financing activities was $3.4 million for the year ended 2001.We reduced our debt under our revolving line of credit in 2002 by $3.3 million compared to an increase of $3.7 million for the year 2001.

      The following is a summary of our future payments under contractual obligations as of December 31, 2002. In the event of a default, many of the contracts provide for acceleration of payments.

                                                                    Payments Due by Period
                                                                   (in thousands of dollars)
                                                ----------------------------------------------------------------
                                                                Less
                                                                than           1-3          4-5          After
      Contractual Obligations                    Total         1 year         years        Years        5 years
                                                --------      --------      --------      --------      --------
      Long-Term Debt (1) .....................  $105,955       $  546       $   409       $    --       $105,000
      Capital Lease Obligations ..............     4,683        1,013         2,026         1,644             --
      Operating Leases .......................    31,311        6,532        12,927        10,667          1,185
      Unconditional Purchase Obligations .....        --           --            --            --             --
      Other Long-Term Obligations ............        --           --            --            --             --
                                                ----------------------------------------------------------------
      Total Contractual Cash Obligations .....  $141,949       $8,091       $15,362       $12,311       $106,185
                                                ================================================================

      The following is a summary of our other commercial commitments by commitment expiration date as of December 31, 2002:

                                                       Amount of Commitment Expiration Per Period
                                                                (in thousands of dollars)
                                                ------------------------------------------------------------
                                                               Less
                                                               than          1-3          4-5        After 5
      Other Commercial Commitments               Total        1 year        Years        years        years
                                                -------      --------      -------      -------      -------
      Lines of Credit ........................  $20,000      $     --      $20,000      $    --      $    --
      Standby Letter of Credit ...............       --            --           --           --           --
      Guarantees .............................       --            --           --           --           --
      Standby Repurchase Obligations .........       --            --           --           --           --
      Other Commercial Commitments ...........       --            --           --           --           --
                                                -------      --------      -------      -------      -------
      Total Commercial Commitments ...........  $20,000      $     --      $20,000      $    --      $    --
                                                =======      ========      =======      =======      =======

(1) The amounts stated are the expected amounts of Phoenix's commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered.

      Capital expenditures totaled $6.8 million for 2000, $5.3 million for 2001 and $5.8 million for 2002, of which $4.3 million was financed through a capital lease. We have traditionally invested in facilities and equipment to increase capacity, improve efficiency, maintain high levels of productivity and meet customer needs. Our primary capital expenditures have been for prepress, pressroom and finishing equipment and plant construction.

      We currently estimate our capital expenditures for 2003 will total approximately $2.5 million. The capital expenditures are principally for the replacement of existing equipment including printing presses, finishing equipment and prepress equipment. We believe that in 2003 funds generated from operations and funds available under the Senior Credit Facility ($9.7 million as of December 31, 2002) will be sufficient to complete our budgeted capital expenditures and service our debt. Net income from operations (after adjusting for non-cash expenses for depreciation, amortization, lease termination costs, impairment charges and restructuring charges) was $14.0 million, $16.0 million and $21.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. Should we fail to achieve results in 2003 equal at least to the year 2002, or should a decrease in demand for our products, or inability to reduce costs, adversely affect the availability of funds, such decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations. As of December 31, 2002, we had not met the required consolidated coverage ratio under the Senior Notes and therefore, we are unable to incur more than $5 million of additional new indebtedness for capital expenditures until we attain the consolidated coverage ratio as defined in the Senior Note agreement. As of December 31, 2002, we have used $4.6 million of the $5 million available for equipment indebtedness pursuant to the Senior Note.

Issued But Not Yet Effective Accounting Standards

      The following is a discussion of recently issued accounting standards that the Company will be required to adopt in a future period.

      Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement will become effective for exit or disposal activities initiated after December 31, 2002. Under current accounting rules, a liability for exit costs is recognized on the date on which management of the corporation commits to a defined exit plan. A fundamental conclusion reached by the FSAB in SFAS No. 146 is that management's commitment to a defined exit plan does not create a present obligation to others that meets the definition of a liability. The recognition of obligations for employee severance and the exit of contractual obligations such as leases will be recognized when a defined event leaves the corporation with little or no discretion as to its completion. These defined events include the exit of a leased facility, the contractual termination of an agreement and notifying an employee of the termination within a period of time that is generally no longer than 60 days in advance of their exit date. As a result, the period in which these events are recognized will change. We do not believe that the application of SFAS No. 146 will have a material impact on the consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. We do not guarantee any obligations of third parties; however our restricted subsidiaries jointly and severally, fully and unconditionally guarantee our senior subordinated debt obligations (See Note 5 to the consolidated financial statements). We do not believe that the application of FASB Interpretation No. 45 will have a material impact on the consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe our current exposure to interest rate changes is immaterial because approximately 92% of our debt bears a fixed rate of interest. However, if the ratio of debt with fixed interest were to materially decline or interest rates were to materially increase it could have a material adverse effect on our business and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, supplementary data and report of independent public accountants are included as part of this Form 10-K on pages F-1 through F-23 and S-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No change of accountants or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last three years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our Board of Directors is composed of seven members, of which there are now five incumbents and two vacancies. Directors generally serve for one-year terms and until their successors are duly elected and qualified.

      The following table sets forth certain information regarding our current directors and executive officers:

Directors and Executive Officers    Age                                  Positions
--------------------------------    ---                                  ---------
Louis LaSorsa....................   56     Chairman, Chief Executive Officer and Director
Edward Lieberman.................   60     Executive Vice President, Chief Financial Officer, Secretary and Director
John Carbone.....................   44     Executive Vice President, Chief Operating Officer Book Components, and
                                           Director
David Rubin......................   46     Director
Thomas Newell....................   59     Chief Information Officer
Earl S. Wellschlager.............   55     Director

Louis LaSorsa has been with us since our inception in 1979, when he became Vice President, Sales and Marketing. Mr. LaSorsa has been President of Phoenix since 1982, was elected Chairman and Chief Executive Officer in 1996, and is involved in the management of all areas of our operations, planning and growth.

Edward Lieberman joined us in 1981, has been Executive Vice President, Chief Financial Officer and Secretary since February 1988, and is responsible for financial information, general financing, legal matters, human resources and benefits. From 1967 to 1981, Mr. Lieberman, a certified public accountant, was a principal of Louis Lieberman & Company, an independent public accounting firm.

John Carbone joined us in 1981, has been Executive Vice President, Chief Operating Officer Book Components since February 2001. Prior to becoming Executive Vice President and Chief Operating Officer Book Components, Mr. Carbone held the positions of Vice President of Manufacturing/Hagerstown, Vice President of Operations/New York, and Vice President of Sales.

David Rubin was elected a director of Phoenix in February 1998, and is Corporate Vice President and a director of Don Aux Associates, a privately-held management consulting firm which services a wide range of manufacturing, distribution and service-oriented client companies. Mr. Rubin has been employed by Don Aux Associates since 1984, and has served as Director of Corporate Analysis and Director of Consulting Services. In February 2003, Mr. Rubin joined Videre Consulting, LLP, as a principal.

Thomas Newell has been Chief Information Officer since May 1988 and is responsible for developing, implementing and managing our digital communications and information network.

Earl S. Wellschlager has served as a director of Phoenix since March, 2000. Mr. Wellschlager has a business law practice, including significant experience with closely held companies and shareholder dispute resolution. He currently serves as outside or United States counsel to approximately twenty domestic and foreign companies, both publicly and privately held.

Directors Compensation

      Our directors who are also employees of Phoenix do not receive additional compensation for their services as directors. Our non-employee directors receive annual director compensation of $10,000 cash.

Committees of the Board of Directors

      We have an audit committee consisting of our outside directors, Earl. S. Wellschlager and David Rubin, each of whom are senior principals in their respective companies, each of which provide services to us.

      We have a compensation committee consisting of our outside directors, Earl
S. Wellschlager and David Rubin, each of whom are senior principals in their respective companies, each of which provide services to us.

      We have a disclosure committee consisting of our outside directors, Earl.
S. Wellschlager and David Rubin, and Edward Lieberman, Executive Vice President and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the three years ended December 31, 2002 for the Chief Executive Officer and the three other most highly compensated executive officers of Phoenix, including both fixed salary compensation and discretionary management incentive compensation ("Bonus").

                                 Summary Compensation Table

                                    Annual Compensation

                                                                          Other Annual
      Name and Principal Position    Year       Salary        Bonus       Compensation (1)
      ---------------------------    ----      --------      -------      ---------------
      Louis LaSorsa .............    2002      $506,586      $435,966      $  3,479
      Chief Executive Officer        2001       554,163       439,330            --
                                     2000       541,423       451,540            --
      Edward Lieberman ..........    2002       353,054       247,826         3,479
      Chief Financial Officer        2001       368,457       219,665            --
                                     2000       368,457       230,770            --
      Mitchell Weiss ............    2002       255,448            --         3,479
      Vice President                 2001       193,234       131,799            --
                                     2000       190,565       115,385            --
      John Carbone ..............    2002       259,283       243,336         3,479
      Vice President                 2001       272,626       219,665            --
                                     2000       273,447       230,770            --

(1) Represents amounts allocated under the Employee Stock Bonus and Ownership Plan and for 2002 represents estimated amounts allocated under the Employee Stock Bonus and Ownership Plan.

      No information is presented for options, restricted stock awards, long term incentive or other compensation because no such compensation has been awarded. We have not granted any options or stock appreciation right in the last fiscal year or otherwise.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

      On August 16, 2002, Phoenix entered into individual employment agreements (the "Executive Employment Agreements") with each of Messrs. LaSorsa, Lieberman and Carbone (collectively, the "Executives"). The Executive Employment Agreements have an initial term of October 1, 2002 through September 30, 2004 and will automatically continue after the initial term for successive one-year terms, unless terminated by either party by sixty (60) days prior written notice. In addition to the base salary amounts described below, the Executive Employment Agreements provide that the Executives are entitled to participate in any bonus and stock option plans, programs, arrangements and practices as may be established from time to time by our Board of Directors. Each of the Executive Employment Agreements also provides that the Executives are entitled to certain fringe benefits, including the use of a Phoenix automobile.

      The Executive Employment Agreement with Mr. LaSorsa provides that he shall serve as our Chairman of the Board of Directors, Chief Executive Officer and President and be paid an annual base salary of $494,000, subject to any increases that may be determined by our Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Lieberman provides that he shall serve as our Executive Vice President, Chief Financial Officer, and Secretary and be paid an annual base salary of $393,500, subject to any increases that may be determined by our Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Carbone provides that he shall serve as our Executive Vice President and Chief Operating Officer/Book Components and be paid an annual base salary of $253,800, subject to any increases that may be determined by our Board of Directors based on periodic reviews.

      Restrictive Covenants

      Each of the Executive Employment Agreements includes a non-competition and non-solicitation covenant expiring three (3) years after the Executive ceases to be employed by Phoenix.

      Severance

      Under the terms of the Executive Employment Agreements, Phoenix must pay severance as follows:

      Nonrenewal

      If, upon expiration of its initial term, we terminate the Executive Employment Agreement of an Executive and do not enter into a new employment agreement or a consulting agreement with the Executive, then, for a period of one (1) year, we must pay the Executive an amount equal to his annual base salary and provide the Executive with benefits.

      Termination of the Executive's Employment

      If we terminate an Executive's employment without cause or materially reduce an Executive's duties or compensation or relocate him outside of a specified geographic area, then, for the greater of (i) one (1) year or the (ii) the remainder of the term of the Executive Employment Agreement, we must pay the Executive his annual base salary and provide the Executive with benefits.

      Termination of the Executive's Employment Upon a Change of Control

      If, within six (6) months following certain change of control events, we terminate an Executive's employment with or without cause or materially reduce an Executive's duties or compensation or relocate him outside of a specified geographic area, we must (i) pay the Executive an amount equal to 2.9 times his annual compensation and (ii) provide the Executive with benefits for three (3) years. If the Internal Revenue Code would impose excise taxes on any portion of these payments, the severance payments shall be reduced to an amount that will not result in the imposition of such taxes.

      In addition, prior to the occurrence of certain change of control events, Phoenix must implement a supplemental executive retirement plan that provides for a payment to each of the Executives, upon a change of control transaction involving net proceeds, (after the repayment of debt), of at least $40 million, to or available for distribution to stockholders, a lump sum that may not be less than the actuarial equivalent of ten (10) times thirty-two and one-half percent (32.5%) of the Executive's average annual compensation.

Employee Stock Bonus and Ownership Plan

      Our Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") was established in 1980, initially as a profit-sharing, tax-qualified retirement plan, and later as a stock bonus plan. Employees become participants on any June 30 or December 31 after they complete one year of service. Annual contributions by us to the Stock Bonus Plan are discretionary, and have been made in the form of our stock and cash. Contributions are allocated among all Stock Bonus Plan participants, based on the proportion which each participant's eligible compensation bears to the total compensation of all participants. Our contributions for participants become vested for each participant in equal installments over a six-year period of continuing service. The Trustees of the Stock Bonus Plan are Louis LaSorsa and Edward Lieberman, and the Stock Bonus Plan held 6,794 shares of our Class B Common Stock as of December 31, 2002. The Class B Common Stock is non-voting stock. See "Security Ownership of Certain Beneficial Owners and Management."

                            LONG-TERM INCENTIVE PLANS--AWARDS
                                   IN LAST FISCAL YEAR

                                   Number of Shares, Units   Performance Or other Period
              Name                or Other Rights (1), (2)    Until Maturation or Payout
              ----                ------------------------   ---------------------------
Louis LaSorsa..................            $3,479                        (3)

Edward Lieberman...............             3,479                        (3)

Mitchell Weiss.................             3,479                        (3)

John Carbone...................             3,479                        (3)

(1) All shares awarded to participants under the Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") during the fiscal year ended December 31, 2002 or otherwise are shares of Class B Common Stock of Phoenix Color. Contributions of cash or stock by Phoenix to the Stock Bonus Plan are allocated among all participants based on the proportion to which each participant's eligible compensation bears to the total compensation of all participants. Participants become vested in the contributions to the Stock Bonus Plan in equal installments over a six-year period of continuing service. For more information, see "Executive Compensation--Employee Stock Bonus and Ownership Plan."

(2) The Stock Bonus Plan does not provide for threshold or maximum payouts (or equivalent items) for participants.

(3) Each participant in the Stock Bonus Plan becomes eligible to receive a payout of the vested portion of his or her account upon termination of the participant's employment with Phoenix. A participant is deemed retired under the terms of the Stock Bonus Plan and to become eligible to receive a payout of his or her benefits upon (a) reaching age 55 or (b) participating in the Stock Bonus Plan for six years, whichever is later. A participant may defer his or her benefit payments under the Stock Bonus Plan by electing to continue his or her participation beyond the deemed retirement date. No participant may participate in the Stock Bonus Plan, however, unless he or she is employed by Phoenix. Benefits under the Stock Bonus Plan are paid in either shares of stock or one or more cash payments, whichever the participant elects to receive.

      COMPENSATION COMMITTEE REPORT ON EXECUTIVE OFFICER COMPENSATION

Objectives

      Our compensation policies and procedures have historically been aligned with Phoenix's entrepreneurial traditions. We seek to compensate our officers (including the Named Executive Officers) in a manner which:

      (i)   is consistent with our traditions;

      (ii) is sufficient to attract and retain key executives critical to our success;

      (iii) reflects performance of both the individual officer and Phoenix; and

      (iv) results in successful long-term strategic management and enhancement of shareholder value.

Components of Compensation

      The Compensation Committee (the "Committee") assesses the effectiveness of, and administers our executive compensation programs in support of, stockholder and bondholder interests. The key elements of our executive compensation program are base salary and annual incentives. Recently, we adopted the Phoenix 2002 Stock Option Plan and entered into executive employment agreements with certain executives. Prior to the effective date of the executive employment agreements, the executives who are parties to such agreements were not subject to noncompete agreements with Phoenix, which the Committee viewed as material to Phoenix's interests. The executive employment agreements include noncompetition and nonsolicitation provisions. They also require Phoenix to adopt, prior to the occurrence of a change of control, a supplemental employee retirement plan. These key elements are addressed separately below. In determining each component of compensation, the Committee considers all elements of an executive's total compensation package. In 2002, the Committee considered an opinion of an independent outside compensation consultant in evaluating the compensation levels of members of management. The Committee determined that base salary and bonus for members of management should not be increased and instead decided to tie any increases in compensation to Phoenix's performance and increases in shareholder and bondholder value.

Base Salary

      The Committee regularly reviews each executive's base salary. We do not necessarily compare our executives' base salaries to those of executives at other institutions, although market rates for comparable executives with comparable responsibilities are considered in some cases. The Committee adjusts base salaries to recognize varying levels of responsibility, experience, breadth of knowledge, internal equity issues, as well as external pay practices. Increases to base salaries are driven primarily by individual performance. Individual performance is evaluated based on sustained levels of individual contribution to Phoenix.

Annual Incentives

      The annual incentive program promotes our pay-for-performance philosophy by providing the Chief Executive Officer and other named Executive Officers with direct financial incentives in the form of annual cash bonuses to achieve corporate and, in some cases, individual performance goals. Annual bonus opportunities allow us to communicate specific goals that are of primary importance during the coming year and motivate executives to achieve these goals.

Long-Term Incentives

      In keeping with Phoenix's commitment to provide a total compensation package that includes at-risk components of pay, the Committee recently approved the Phoenix 2002 Stock Incentive Plan. Although the Committee has not yet granted any options under the plan, it has authorized options to acquire 2,835 shares under the plan. When awarding long-term grants, the Committee intends to consider an executive's level of responsibility, prior compensation experience, historical award data, and individual performance criteria.

      The Committee intends to grant options at an exercise price equal to the fair market value of the Common Stock on the date of grant. Accordingly, stock options will have value only if the stock price appreciates. This design focuses executives on the creation of enhanced shareholder value over the long term.

Supplemental Employee Retirement Plan

      Also in keeping with Phoenix's commitment to provide a total compensation package that includes at-risk components of pay, the Committee committed, in the executive employment agreements, to implement, prior to the occurrence of certain change of control events, a supplemental executive retirement plan that provides for a payment to each of the executives who are party to executive employment agreements with Phoenix, upon a change of control transaction involving net proceeds, to, or available for distribution to shareholders, (after repayment of debt), of at least $40 million, a lump sum that may not be less than the actuarial equivalent of ten (10) times thirty-two and one-half percent (32.5%) of the executive's average annual compensation.

Conclusion

      The Committee believes these executive compensation policies and programs serve the interests of Phoenix effectively. The various compensation vehicles offered are balanced between current cash compensation and compensation keyed to, and contingent upon, realization of stockholder and bondholder value, thereby providing increased motivation for executives to contribute to Phoenix's overall future success.

      We will continue to monitor the effectiveness of the Phoenix's total compensation program to meet the current and future needs of Phoenix.

      Members of the Compensation Committee:

              David Rubin and Earl S. Wellschlager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITIES MATTERS.

                            EQUITY COMPENSATION PLANS

      The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2002.

                                                                                     Number of securities
                                                                                      remaining available
                                                                                      for future issuance
                                   Number of securities         Weighted-average         under equity
                                     to be issued upon          exercise price of     compensation plans
                                        exercise of                outstanding       (excluding securities
                                   outstanding options,        options, warrants,          reflected
      Plan Category              warrants and other rights        and rights             in column (a))
      -------------              -------------------------     ------------------    --------------------
                                            (a)                     (b)                    (c)
Equity compensation plans
approved by security holders                 --                      --                     --

Equity compensation plans
not approved by security holders             --                      --                    2,835

      The following table sets forth information with respect to the beneficial ownership of our Class A and Class B Common Stock as of March 15, 2003 by (i) each person known by us to own beneficially more than five percent of the outstanding Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of the named executive officers listed under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them. Our capital stock is not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and, as a result, stockholders holding more than five percent of any class of our capital stock are not required to file beneficial ownership reports with the Securities and Exchange Commission.

                                                                  Class           Class
                                                                   A(1)     %      B(2)     %         Total      %
                                                                  -----   ----    -----   -----       -----    ----
   Louis LaSorsa ...............................................  1,000    9.0      597     7.7       1,597     8.5
   Edward Lieberman ............................................  1,000    9.0      418     5.4       1,418     7.5
   John Biancolli ..............................................  1,000    9.0      223     2.9       1,223     6.5
   John Carbone ................................................  1,000    9.0      217     2.8       1,217     6.4
   Thomas Newell ...............................................  1,000    9.0      148     1.9       1,148     6.1
   Mitchell Weiss ..............................................  1,000    9.0      116     1.5       1,116     5.9
   Dion von der Lieth ..........................................  1,000    9.0       48     0.6       1,048     5.5
   Henry Burk ..................................................  1,000    9.0       --    --         1,000     5.3
   Ronald Burk .................................................  1,000    9.0       --    --         1,000     5.3
   Anthony DiMartino ...........................................  1,000    9.0      452     5.8       1,452     7.7
   Bruno Jung ..................................................  1,000    9.0      321     4.1       1,321     7.0
   Judith Lieberman ............................................     --     --    1,000    12.8       1,000     5.3
   David Rubin .................................................     --     --       --      --          --      --
   Earl S. Wellschlager ........................................     --     --       --      --          --      --
   Louis LaSorsa and Edward Lieberman, as Trustees under the
      Stock Bonus Plan (3) .....................................     --     --    6,794    87.2       6,794    36.0
   All directors and executive officers as a group (7
      persons) .................................................  5,000   45.0    1,496    19.2       6,496    34.4

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On September 15, 1998, in connection with our Senior Credit Facility with First Union National Bank, all of our shareholders except Anthony DiMartino, Judith Lieberman and the Stock Bonus Plan executed a Stock Pledge Agreement, pursuant to which all of their respective shares of our stock were pledged as security for our obligations under the loan agreement. The Stock Pledge Agreement requires such shares to remain pledged during the term of the senior credit facility. For information regarding each of our shareholders, see "Security Ownership of Certain Beneficial Owners and Management."

      Earl S. Wellschlager, director of the Company, is a partner in a law firm that serves as counsel to the Company. The Company paid the law firm approximately $320,000, $610,000 and $694,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, no amounts were owed to the law firm.

      The Company utilizes the services of a management consulting firm in which a director of the Company is also a principal. The Company paid the consulting firm approximately $289,000, $143,000, and $7,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, $24,264 and $22,866, respectively, is owed to the consulting firm and is included in accounts payable.

      The Company utilizes the services of a prepress systems integration firm of which Edward Lieberman and Louis LaSorsa each own 6.7%. The Company paid the firm approximately $541,000, $501,000 and $465,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, $25,904 and $8,000, respectively, is owed to the systems integration firm and is included in accounts payable.

Item 14. Controls and Procedures.

      Within the 90 days prior to the date of this report, Phoenix carried out an evaluation under the supervision and with the participation of Phoenix's management, including Phoenix's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Phoenix's disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Phoenix's disclosure controls and procedures are adequate to ensure that material information relating to Phoenix required to be included in Phoenix's periodic reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in

Phoenix's internal controls or in other factors that could significantly affect Phoenix' controls subsequent to the date of that evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

      The principal accountant billed us an aggregate of $155,303 for 2001 and $151,562 for 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of our financial statements included in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such years.

Audit-Related Fees.

      In addition to the amounts disclosed above, the principal accountant billed us an aggregate of $113,979 for 2001 and $91,500 for 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements. Audit services include the testing of our books and records so our accountants can form an opinion that there are no material misstatements in the financial statements and that both the annual and quarterly interim financial statements have been prepared in accordance with generally accepted accounting principles.

Tax Fees.

      The principal accountant billed us an aggregate of $34,806 for 2001 and $54,762 for 2002 for professional services rendered by the principal accountant for tax return preparation, tax advice related thereto and representation before the Internal Revenue Service.

All Other Fees.

      In addition to the amounts disclosed above, the principal accountant billed us an aggregate of $6,815 for 2001 and $5,300 for 2002 for products and services provided by the principal accountant for the evaluation and implementation of new accounting software.

Audit Committee Pre-Approval.

      Our Audit Committee pre-approved our engagement of our principal accountant to provide the audit, audit-related and tax services described above, which represented 95.6% and 96.5%, of the total fees we paid our principal accountant in 2001 and 2002, respectively. Our principal accountant performed all work only with its full time permanent employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) The following consolidated financial statements of Phoenix are included in Item 8 of the Form 10-K:

       Index to Financial Statements.

       Report of Independent Accountants.

       Consolidated Balance Sheets at December 31, 2001 and December 31, 2002.

       Consolidated Statements of Operations as of December 31, 2000, December
          31, 2001 and December 31, 2002.

       Consolidated Statements of Changes in Stockholders' Equity as of
          December 31, 2000, December 31, 2001 and December 31, 2002.

       Consolidated Statements of Cash Flows as of December 31, 2000, December
          31, 2001 and December 31, 2002.

       Notes to Consolidated Financial Statements.

   (2) Report of Independent Accountants on Financial Statement Schedule Valuation and Qualifying Accounts.

       Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   (3) See Item 15(c) of this Form 10-K

   (4) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended December 31, 2002.

   (5) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended December 31, 2002.

(b)    Reports on Form 8-K.

       We filed no reports on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2002.

(c)    Exhibits.

Exhibit
Number                               Description
------                               -----------

  2.1    Acquisition Agreement dated as of November 30, 1998 among Phoenix, Carl
         E. Carlson, Wayne L. Sorensen, Donald Davis, Margaret Davis and Viking Leasing Partnership (schedules and exhibits omitted). (2)

  2.2 Acquisition Agreement dated as of February 3, 1999 among Phoenix, TechniGraphix, Inc., Debra A. Barry and Jack L. Tiner (schedules and exhibits omitted). (2)

  2.3 Stock Purchase Agreement dated as of December 27, 1995 among Phoenix and various stockholders of New England Book Holding Corporation. (1)

  2.4 Plan and Agreement of Merger of Phoenix Corp. (New York) into Phoenix Merger Corp. (Delaware). (1)

  3.1    Certificate of Incorporation of Phoenix. (1)

  3.2    By-Laws of Phoenix. (1)

  4.1 Note Purchase Agreement dated January 28, 1999 among Phoenix, the Guarantors and the Initial Purchasers. (2)

  4.2 Indenture dated as of February 2, 1999 among Phoenix, the Guarantors and Chase Manhattan Trust Company, National Association, Trustee. (2)

  4.3 Registration Rights Agreement dated as of February 2, 1999 among Phoenix, the Guarantors and the Initial Purchasers. (2)

  4.4    Form of Initial Global Note (included as Exhibit A to Exhibit 4.2). (2)

  4.5 Form of Initial Certificated Note (included as Exhibit B to Exhibit 4.2). (2)

  4.6    Form of Exchange Global Note (included as Exhibit C to Exhibit 4.2).
         (2)

  4.7 Form of Exchange Certificated Note (included as Exhibit D to Exhibit 4.2). (2)

  10.1 Employment Agreement dated as of February 12, 1999 between Phoenix and Jack L. Tiner. (2)

10.4(a) Credit Agreement dated as of September 15, 1998 among Phoenix, the Guarantors and First Union National Bank as Agent, as Issuer and as Lender (schedules omitted). (2)

10.4(b) First Amendment to Credit Agreement dated as of March 31, 1999 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (4)

10.4(c) Second Amendment to Credit Agreement dated as of March 23, 2000 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (4)

10.4(d) Third Amendment to Credit Agreement dated as of November 13, 2000 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (5)

10.4(e) Fourth Amendment to Credit Agreement dated as of March 30, 2001 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (6)

10.4(f) Fifth Amendment to Credit Agreement dated as of August 13, 2001 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (7)

10.4(g) Sixth Amendment to Credit Agreement dated as of December 26, 2001 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (8)

10.4(h) Seventh Amendment to Credit Agreement dated as of March 15, 2002 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (8)

10.4(i) Eighth Amendment to Credit Agreement dated as of May 13, 2002 by and among Phoenix Corp. and its subsidiaries, and the lenders referenced therein and First Union National Bank as issuer of letters of credit and agent. (9)

  10.5 Revolving Credit Note dated as of September 15, 1998 executed by Phoenix and the Guarantors. (2)

  10.6 Master Security Agreement dated as of September 15, 1998 among Phoenix, the Guarantors and First Union National Bank as Collateral Agent (schedules omitted). (3)

  10.7 Master Pledge Agreement dated as of September 15, 1998 executed by the stockholders of Phoenix in favor of First Union National Bank, as Collateral Agent (schedules omitted). (2)

  10.8 Subsidiary Pledge Agreement dated as of September 15, 1998 executed by Phoenix (schedules omitted). (2)

 10.10   Lease Agreement dated as of March 20, 1998 between Phoenix and Maurice
         M. Weill, Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond Road, Rockaway, NJ 07866. (2)

 10.11 Lease Agreement dated as of March 31, 1997 between Phoenix and Constitution Realty Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780. (2)

 10.12 Lease Agreement dated as of December 19, 1996 between Phoenix and CMC Factory Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY 11101. (2)

 10.13 Executive Employment Agreement by and between Phoenix Corp. and John Carbone dated August 16, 2002 (10).

 10.14 Executive Employment Agreement by and between Phoenix Corp. and Louis LaSorsa dated August 16, 2002. (10)

 10.15 Executive Employment Agreement by and between Phoenix Corp. and Edward Lieberman dated August 16, 2002. (10)

 10.16   Phoenix Corp. 2002 Stock Incentive Plan. (10)

  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. for the period ended December 31, 2002.

  99.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002., for the period ended December 31, 2002.

  (1) Incorporated by reference to Phoenix's Registration Statement on Form S-1 (SEC File No. 333-50995), filed on April 24, 1998.

  (2) Incorporated by reference to Phoenix's Amendment No. 1 on Form S-4 to Registration Statement on Form S-1 (SEC File No. 333-50995), filed on March 8, 1999.

  (3) Incorporated by reference to Phoenix's Amendment No. 2 on Form S-4 to Registration Statement on Form S-1 (SEC File No. 333-50995), filed on May 5, 1999.

  (4) Incorporated by reference in Phoenix's 1999 Annual Report on Form 10-K filed on March 29, 2000. (SEC File. No. 333-50995).

  (5) Incorporated by reference in Phoenix's Quarterly Report on Form 10-Q filed on November 14, 2000. (SEC File No. 333-50995).

  (6) Incorporated by reference in Phoenix's 2000 Annual Report on Form 10-K filed on April 2, 2001. (SEC File No. 333-50995).

  (7) Incorporated by reference in Phoenix's Quarterly Report on Form 10-Q filed on August 14, 2001. (SEC File No. 333-50995).

  (8) Incorporated by reference in Phoenix's 2001 Annual Report on Form 10-K filed on March 26, 2002. (SEC File No. 333-50995).

  (9) Incorporated by reference in Phoenix's Quarterly Report on Form 10-Q filed May 15, 2002 (SEC File No. 333-50995).

  (10) Incorporated by reference in Phoenix's Quarterly Report on Form 10-Q filed November 13, 2002 (SEC File No. 333-50995). --

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Phoenix Color Corp. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hagerstown, State of Maryland, on March 26, 2003.

                                        PHOENIX COLOR CORP.

                                 By:     /s/ Louis LaSorsa
                                        --------------------------------------
                                        Louis LaSorsa
                                        Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-K has been signed below by the following persons in the capacities and on the date indicated.


Signature                                        Title                                     Date
---------                                        -----                                     ----
/s/ Louis LaSorsa             Chairman, Chief Executive Officer                        March 26, 2003
---------------------------   and Director
Louis LaSorsa

/s/ Edward Lieberman          Executive Vice President, Chief                          March 26, 2003
---------------------------   Financial Officer, Secretary and Director
Edward Lieberman

/s/ John Carbone              Executive Vice President, Chief Operating Officer        March 26, 2003
---------------------------   Book Component Manufacturing, and Director
John Carbone

/s/ Earl S. Wellschlager      Director                                                 March 26, 2003
---------------------------
Earl S. Wellschlager

/s/ David Rubin               Director                                                 March 26, 2003
---------------------------
David Rubin

                                 CERTIFICATIONS*

      I, Louis LaSorsa, certify that:

      1. I have reviewed this annual report on Form 10-K of Phoenix Color Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : March 26, 2003

/s/ Louis LaSorsa
---------------------------
Louis LaSorsa, Chairman
and Chief Executive Officer

                                 CERTIFICATIONS*

      I, Edward Lieberman, certify that:

      1. I have reviewed this annual report on Form 10-K of Phoenix Color Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : March 26, 2003

/s/ Edward Lieberman
-----------------------------------------
Edward Lieberman, Chief Financial Officer
and Chief Accounting Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 as amended, by Registrants That Have Not Registered Securities Pursuant to Section 12 of such Act

      We have not provided any of our security holders a proxy statement, form of proxy or other proxy soliciting material sent to more than ten of our security holders with respect to any annual or other meeting of our security holders. As of the date of this Form 10-K, we have not provided to our security holders an annual report covering our last fiscal year.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants........................................   F-2
Consolidated Balance Sheets..............................................   F-3
Consolidated Statements of Operations....................................   F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit).....   F-5
Consolidated Statements of Cash Flows....................................   F-6
Notes to Consolidated Financial Statements...............................   F-8

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Phoenix Color Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Phoenix Color Corp. and its subsidiaries (the "Company") as of December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of the accounting guidance of Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

                                                   PricewaterhouseCoopers LLP

Baltimore, Maryland
February 22, 2003

                                 PHOENIX COLOR CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                    ---------------------------------
                                                                        2001                2002
                                                                    -------------       -------------
                                  ASSETS

   Current assets:
        Cash and cash equivalents ................................  $     122,101       $     109,297
        Accounts receivable, net of allowance for doubtful
        accounts and rebates of $1,780,704 in 2001 and
            $1,524,631 in 2002 ...................................     19,606,187          18,343,018
        Inventory ................................................      6,428,524           6,198,822
        Income tax receivable ....................................        748,142             481,138
        Prepaid expenses and other current assets ................      2,600,140           2,645,563
                                                                    -------------       -------------
          Total current assets ...................................     29,505,094          27,777,838

   Property, plant and equipment, net ............................     66,794,386          62,254,886
   Goodwill ......................................................     13,302,809          13,302,809
   Deferred financing costs, net .................................      3,434,959           2,885,048
   Other assets ..................................................      9,364,936          13,304,922
                                                                    -------------       -------------
          Total assets ...........................................  $ 122,402,184       $ 119,525,503
                                                                    =============       =============
                   LIABILITIES & STOCKHOLDERS' DEFICIT
   Current liabilities:
        Notes payable ............................................  $       7,418       $     545,592
        Capital lease obligations ................................             --             725,060
        Accounts payable .........................................     10,884,790           7,344,110
        Accrued expenses .........................................     10,613,097          11,162,492
                                                                    -------------       -------------
          Total current liabilities ..............................     21,505,305          19,777,254
   10-3/8% Senior subordinated notes .............................    105,000,000         105,000,000
   MICRF Loan ....................................................        500,000             500,000
   Notes Payable .................................................             --             409,194
   Capital lease obligations .....................................             --           3,364,187
   Revolving line of credit ......................................     12,394,941           9,082,100
   Deferred income taxes .........................................        625,457             625,457
                                                                    -------------       -------------
          Total liabilities ......................................    140,025,703         138,758,192
                                                                    -------------       -------------

   Commitments and contingencies
   Stockholders' deficit
        Common Stock, Class A, voting, par value $0.01 per
        share, authorized 20,000 shares,
          14,560 issued shares and 11,100
          outstanding shares .....................................            146                 146
        Common Stock, Class B, non-voting, par value $0.01 per
        share, authorized 200,000 shares,
          9,794 issued shares and 7,794
          outstanding shares .....................................             98                  98
        Additional paid in capital ...............................      2,126,804           2,126,804
        Accumulated deficit ......................................    (17,920,245)        (19,561,675)
        Stock subscriptions receivable ...........................        (61,092)            (28,832)
        Treasury stock, at cost:  Class A, 3,460 shares and
        Class B, 2,000 shares ....................................     (1,769,230)         (1,769,230)
                                                                    -------------       -------------
          Total stockholders' deficit ............................    (17,623,519)        (19,232,689)
                                                                    -------------       -------------
          Total liabilities & stockholders' deficit ..............  $ 122,402,184       $ 119,525,503
                                                                    =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                               PHOENIX COLOR CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Year Ended December 31,
                                            -----------------------------------------------------
                                                 2000                2001                2002
                                            -------------       -------------       -------------
Sales ....................................  $ 150,758,425       $ 132,260,064       $ 137,961,176
Cost of sales ............................    121,742,207         107,589,769         107,556,491
                                            -------------       -------------       -------------
Gross profit .............................     29,016,218          24,670,295          30,404,685
                                            -------------       -------------       -------------
Operating expenses:
     Selling and marketing expenses ......      6,839,600           7,721,743           7,651,865
     General and administrative
     expenses ............................     17,510,857          15,619,292          12,172,332
     Loss (gain) on disposal of assets ...      2,630,285             121,782             (32,918)
     Impairment charge ...................             --                  --             744,395
     Lease termination charge ............             --                  --           1,759,836
     Restructuring charge ................     11,425,000            (303,881)                 --
                                            -------------       -------------       -------------
Total operating expenses .................     38,405,742          23,158,936          22,295,510
                                            -------------       -------------       -------------
Income (loss) from operations ............     (9,389,524)          1,511,359           8,109,175
Other expenses:
     Interest expense ....................     12,942,862          12,374,252          12,674,946
     Other (income) expense ..............       (115,807)           (253,693)            344,659
                                            -------------       -------------       -------------
Loss before income taxes .................    (22,216,579)        (10,609,200)         (4,910,430)
Income tax (benefit) provision ...........     (7,055,000)          4,399,661          (3,269,000)
                                            -------------       -------------       -------------
Net loss .................................  $ (15,161,579)      $ (15,008,861)      $  (1,641,430)
                                            =============       =============       =============

      The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                               Common Stock
                                     ---------------------------------
                                        Class A            Class B
                                     -------------     ---------------
                                     Shares  Amount    Shares    Amount
                                     ------  -----     ------    ------
Balance at December 31, 1999 ......  14,560   $146      9,794      $98
Payment of stock subscription .....      --     --         --       --
Net loss ..........................      --     --         --       --
                                     ------   ----      -----      ---

Balance at December 31, 2000 ......  14,560    146      9,794       98
Payment of stock subscription .....      --     --         --       --
Net loss ..........................      --     --         --       --
                                     ------   ----      -----      ---

Balance at December 31, 2001 ......  14,560    146      9,794       98
Payment of stock subscription .....      --     --         --       --
Net loss ..........................      --     --         --       --
                                     ------   ----      -----      ---
Balance at December 31, 2002 ......  14,560   $146      9,794      $98
                                     ======   ====      =====      ===

                                                       Retained
                                      Additional        Earnings           Stock        Treasury Stock              Total
                                        Paid-in       Accumulated      Subscription   -------------------      Stockholders'
                                        Capital        (Deficit)        Receivable    Shares     Amount       Equity (Deficit)
                                      ----------      ------------     ------------   ------  -----------     ---------------
Balance at December 31, 1999 ......   $2,126,804      $ 12,250,195       $(137,392)   5,460   $(1,769,230)      $ 12,470,621
Payment of stock subscription .....           --                --          37,900       --            --             37,900
Net loss ..........................           --       (15,161,579)             --       --            --        (15,161,579)
                                      ----------      ------------       ---------    -----   -----------       ------------

Balance at December 31, 2000 ......    2,126,804        (2,911,384)        (99,492)   5,460    (1,769,230)        (2,653,058)
Payment of stock subscription .....           --                --          38,400       --            --             38,400
Net loss ..........................           --       (15,008,861)             --       --            --        (15,008,861)
                                      ----------      ------------       ---------    -----   -----------       ------------

Balance at December 31, 2001 ......    2,126,804       (17,920,245)        (61,092)   5,460    (1,769,230)       (17,623,519)
Payment of stock subscription .....           --                --          32,260       --            --             32,260
Net loss ..........................           --        (1,641,430)             --       --            --         (1,641,430)
                                      ----------      ------------       ---------    -----   -----------       ------------
Balance at December 31, 2002 ......   $2,126,804      $(19,561,675)      $ (28,832)   5,460   $(1,769,230)      $(19,232,689)
                                      ==========      ============       =========    =====   ===========       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                        PHOENIX COLOR CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                 --------------------------------------------------
                                                                     2000               2001               2002
                                                                 ------------       ------------       ------------
Operating activities:
     Net loss .................................................  $(15,161,579)      $(15,008,861)      $ (1,641,430)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
       Depreciation and amortization of property, plant and
       equipment ..............................................    12,510,539         11,274,079         10,330,505
       Amortization of goodwill ...............................     2,925,380          2,681,256                 --
       Amortization of deferred financing costs ...............       520,369            528,701            549,912
       Provision for uncollectible accounts ...................       485,000            413,125            485,472
       Deferred income taxes ..................................    (7,344,934)         5,025,118         (3,269,000)
       Lease termination charge ...............................            --                 --          1,266,184
       Impairment charge ......................................            --                 --            744,395
       Restructuring charge ...................................     7,461,307           (303,881)                --
       Loss (gain) on disposal of assets ......................     2,630,285            386,179            (32,918)
     Increase (decrease) in cash resulting from changes in
     assets and liabilities:
       Accounts receivable ....................................       403,272            276,700            777,697
       Inventory ..............................................      (125,769)          (926,980)           229,702
       Prepaid expenses and other assets ......................       (81,853)        (3,416,082)        (4,029,431)
       Accounts payable .......................................    (3,333,599)           321,027         (4,472,197)
       Accrued expenses .......................................     3,111,219           (138,830)           549,395
       Income tax refund receivable ...........................     2,021,518             57,763          3,536,004
                                                                 ------------       ------------       ------------

          Net cash provided by operating activities ...........     6,021,155          1,169,314          5,024,290
                                                                 ------------       ------------       ------------
     Investing activities:
       Proceeds from sale of equipment ........................     1,059,306            391,500            128,250
       Capital expenditures ...................................    (6,838,595)        (5,294,122)          (625,185)
       Equipment deposits .....................................            --             39,656           (876,918)
                                                                 ------------       ------------       ------------
          Net cash used in investing activities ...............    (5,779,289)        (4,862,966)        (1,373,853)
                                                                 ------------       ------------       ------------
     Financing activities:
       Net (payments) proceeds from revolving line of
       credit .................................................      (605,011)         3,735,899         (3,312,841)
       Proceeds from long term borrowings .....................       500,000                 --                 --
       Principal payments on long term borrowings and
       capital leases .........................................       (77,474)           (13,388)          (382,660)
       Debt financing costs ...................................            --           (313,024)                --
       Payment of stock subscription ..........................        37,900             38,400             32,260
                                                                 ------------       ------------       ------------
          Net cash provided by (used in) financing
          activities ..........................................      (144,585)         3,447,887         (3,663,241)
                                                                 ------------       ------------       ------------
          Net (decrease) increase in cash .....................        97,281           (245,765)           (12,804)
       Cash and cash equivalents at beginning of year .........       270,585            367,866            122,101
                                                                 ------------       ------------       ------------
       Cash and cash equivalents at end of year ...............  $    367,866       $    122,101       $    109,297
                                                                 ============       ============       ============

               The accompanying notes are an integral part of these consolidated financial statements.

                                   PHOENIX COLOR CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)

                                                                 Year Ended December 31,
                                                      --------------------------------------------------
                                                         2000                2001              2002
                                                      ------------       ------------       ------------
Supplemental cash flow disclosures:
       Cash paid for interest ......................  $ 12,477,684       $ 11,928,179       $ 12,087,426
       Cash paid for income taxes, net of
        (refunds) received .........................  $ (1,733,468)      $   (683,220)      $ (3,536,004)
Non-cash investing and financing activities:
     Equipment and deposits included in accounts
       payable .....................................  $    592,230       $     74,109       $    931,517
     Equipment financed through capital lease
      obligations ..................................            --                 --       $  4,328,091
     Notes payable issued in connection with
      lease termination ............................            --                 --       $  1,091,184

         The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

      Phoenix Color Corp. (the "Company") manufactures book components, which include book jackets, paperback covers, pre-printed case covers, inserts and endpapers, at its headquarters in Hagerstown, MD and complete books at its facilities in Rockaway, NJ and Hagerstown, MD. Customers consist of major publishing companies as well as smaller publishing companies throughout the United States.

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

      Inventory

      Inventory is stated at the lower of cost or market value, as determined under the first-in, first-out ("FIFO") method.

      Property, Plant and Equipment

      Property and equipment are stated at cost. Depreciation for all fixed assets is provided on the straight-line method over the assets' estimated useful lives. Depreciable lives range from 3-40 years: 5-40 years for buildings and improvements, 3-10 years for machinery and equipment, and 3-5 years for transportation equipment.

      Periodically, the Company acquires equipment using capital leases to finance the acquisition. In such instances, the Company capitalizes the equipment and depreciates it over its useful life.

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

        Customers that accounted for more than 10% of net sales are as follows:

                                                     Customers
                                        ---------------------------------
                                           A             B           C
                                        --------     ---------   --------
                  Net Sales
                      2002...........     14%           13%         --
                      2001...........     11%           12%         --
                      2000...........     11%           13%         10%

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

      Goodwill

      Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. Goodwill consists of $4.7 million associated with the 1996 acquisition of New England Book Holding Corporation and $8.6 million associated with the 1999 acquisition of Mid-City Lithographers, Inc., respectively. In 2000, the Company closed its TechniGraphix, Inc. subsidiary and accordingly charged operations with the unamortized cost of acquired goodwill (see Note 7).

      The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized. Prior to the start of 2002, the corporation followed the provisions of APB Opinion No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to be benefited.

That period ranged from 8 to 20 years. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No 142 is adopted. The Company annually evaluates the carrying value of goodwill and recognizes impairment charges as required by SFAS 142. There was no impairment of goodwill upon adoption of SFAS No. 142.

      In order to permit the comparison of net income in 2002 with that of prior years, the following table presents those amounts adjusted to exclude amortization expense related to goodwill had SFAS No. 142 been in effect for 2000 and 2001.

                                               Years Ended December 31
                                 --------------------------------------------------
                                     2000               2001               2002
                                 ------------       ------------       ------------
      Net loss reported .......  ($15,161,579)      ($15,008,861)      ($ 1,641,430)
      Goodwill amortization ...     2,925,380          2,681,256                 --
                                 ------------       ------------       ------------
      Adjusted net loss .......  ($12,236,199)      ($12,327,605)      ($ 1,641,430)
                                 ============       ============       ============

      Deferred Financing Costs

      Deferred financing costs incurred in connection with the issuance of 10-3/8% Senior Subordinated Notes in February 1999 (see Note 5) are being amortized using the straight-line method over a ten year period.

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

      In 2000, the Company sold various assets, the carrying value of which exceeded the sales price, and accordingly the Company recognized a loss of approximately $2.6 million. In addition, in 2000, the Company restructured its operations, closing the Taunton, Massachusetts facility, and accordingly, charged income for the unamortized cost of leasehold improvements (see Note 7).

      Revenue Recognition

      The Company recognizes revenue on product sales upon shipment on behalf of or to the customer.

      Shipping and Handling

      The Company classifies shipping and handling costs invoiced to the customer as revenues, and costs incurred relating to shipping and handling as cost of sales.

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

      Guarantees and Indemnifications

      In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider's performance under the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct, or acts in bad faith. The Company was not aware of any liability under such service agreements for the year ending December 31, 2002.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      Issued But Not Yet Effective Accounting Standards

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement will become effective for exit or disposal activities initiated after December 31, 2002. Under current accounting rules, a liability for exit costs is recognized on the date on which management of the corporation commits to a defined exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that management's commitment to a defined exit plan does not create a present obligation to others that meets the definition of a liability. The recognition of obligations for employee severance and the exit of contractual obligations such as leases will be recognized when a defined event leaves the corporation with little or no discretion as to its completion. These defined events include the exit of a leased facility, the contractual termination of an agreement and notifying an employee of the termination within a period of time that is generally no longer than 60 days in advance of their exit date. As a result, the period in which these events are recognized will change. The Company does not believe that the application of SFAS No. 146 will have a material impact on the consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The Company does not guarantee any obligations of third parties; however the Company's restricted subsidiaries jointly and severally, fully and unconditionally guarantee the Company's senior subordinated debt obligations (See Note 5).

3. Inventory

      Inventories consist of the following:

                                  December 31,
                           --------------------------
                                 2001            2002
                           ----------      ----------
      Raw Materials .....  $4,002,663      $4,477,238
      Work in process ...   2,425,861       1,721,584
                           ----------      ----------
                           $6,428,524      $6,198,822
                           ==========      ==========

4. Property, Plant and Equipment

      Property, plant and equipment, at cost, consist of the following:

                                                         December 31,
                                               ------------------------------
                                                   2001              2002
                                               ------------      ------------
      Land ..................................  $  2,998,006      $  2,998,006
      Buildings and improvements ............    33,096,264        32,582,868
      Machinery and equipment ...............    76,758,359        81,977,170
      Transportation equipment ..............     3,384,528         3,361,751
                                               ------------      ------------
                                                116,237,157       120,919,795
      Less:  Accumulated depreciation and
       amortization .........................    49,442,771        58,664,909
                                               ------------      ------------
                                               $ 66,794,386      $ 62,254,886
                                               ============      ============

      Included in other long-term assets are equipment deposits in the amount of $3,667,416 and $2,988,457 as of December 31, 2001 and 2002, respectively.

        At December 31, 2002, machinery and equipment under capital leases included in property plant and equipment totaled $4,328,091 net of $256,503 of accumulated depreciation.

5. Debt

At December 31, notes payable consisted of the following:

                                                          December 31,
                                     Maturity    ------------------------------
         Notes                         Date          2001              2002
         -----                       --------    ------------      ------------

      Senior Subordinated Notes .....  2009      $105,000,000      $105,000,000
      Revolving Line of Credit ......  2004        12,394,941         9,082,100
      MICRF Loan ....................  2005           500,000           500,000
      Equipment and Other Notes .....  2004             7,418           954,786
                                                 ------------      ------------
             Total ..................             117,902,359       115,536,886
             Less current portion ...                   7,418           545,592
                                                 ------------      ------------
             Long-term portion ......            $117,894,941      $114,991,294
                                                 ============      ============

      Senior Subordinated Notes

      The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 ("Senior Notes") under an indenture in a private offering. The Senior Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Net proceeds of approximately $101.0 million from the Senior Notes were used to repay substantially all debt and capital leases existing at the time of their issuance. Although not due until 2009, the Senior Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Note holders have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future "restricted subsidiaries," as defined in the Senior Notes indenture, are guarantors of the Senior Notes on an uncollateralized senior subordinated basis (see Note 12). The Senior Notes prohibit the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved. As of December 31, 2002, the Company failed to meet the required consolidated coverage ratio. The Company has used $4.6 million of the $5 million of available for equipment indebtedness pursuant to the Senior Note.

      MICRF Loan

      In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2002, the Company employed over 690 people in the State of

Maryland. The Company has included the principal amount of this loan in long term debt on the consolidated balance sheet at December 31, 2002.

      Revolving Line of Credit

      In September 1998, the Company entered into an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility, the proceeds of which were used to repay the balance of the previous revolving credit facility. Borrowings under the Senior Credit Facility are subject to a borrowing base and are collateralized by all of the assets of the Company. On August 14, 2001 the Senior Credit Facility was amended to extend the maturity date to August 1, 2004 and provide increased availability by reducing the borrowing base limitation. The Company's availability under the Senior Credit Facility, as amended, was $9.7 million as of December 31, 2002.

      The Senior Credit Facility provides for interest at a base rate plus an applicable margin which varies depending on the Company's attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on the Company attaining certain leverage ratios but only if the Company is not in default of any of the covenants of the Senior Credit Facility. At December 31, 2001 and 2002, the weighted average interest rates on its borrowings were 6.8% and 4.6%, respectively.

      Included in accrued expenses is accrued interest for all Company debt in the amount of $4,550,833 and $4,554,905 as of December 31, 2001 and 2002,
respectively.

      Equipment Capital Leases

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

      In October 2002, the Company entered into a capital lease for the acquisition of equipment at its book component manufacturing facility in Hagerstown, Maryland. The lease is payable over 60 months in monthly installments of $13,539 including interest.

      Other Notes

      On July 10, 2002, the Company entered into an agreement to terminate the operating lease for its Taunton, Massachusetts manufacturing facility upon a subsequent sale of the property, which occurred in September 2002. In June 2002, the Company accrued a lease termination charge of $1.5 million comprised of a $1.1 million termination fee, a prepayment penalty of $125,000, a brokerage fee of $136,000 and forgiveness of an existing Note Receivable of $175,000 due from the landlord. Under the terms of the agreement, the Company agreed to pay the landlord the lease termination fee in equal monthly installments of $45,466 over two years commencing October 2002.

      Compliance with Debt Covenants

      Prior to August 14, 2001, the Senior Credit Facility contained certain covenants that required the Company to maintain certain financial and non-financial covenants, the most restrictive of which required the Company to maintain certain interest coverage and leverage ratios as defined in the Senior Credit Facility. On August 14, 2001, the Senior Credit Facility was amended to require the Company to maintain a fixed coverage charge ratio as defined in the amendment. As of December 31, 2001 and 2002, the Company was in compliance with the Senior Credit Facility covenants. As of December 31, 2001 and 2002, however, the Company was not in compliance with the consolidated coverage ratio under the Senior Notes and therefore, is unable to incur more than $5 million of additional new indebtedness (of which $4.6 million was used) until the Company attains the consolidated coverage ratio as defined in the Indenture relating to the Senior Notes. The Indenture relating to the Senior Notes also contain limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, as well as limitations on additional Company and subsidiary debt, and require the Company to maintain certain non-financial covenants.

      Fair Value

      The carrying value of the revolving line of credit, MICRF loan, equipment and other notes approximated their fair value at December 31, 2002. The fair value of the Senior Notes at December 31, 2002 was approximately $90,300,000 and was estimated based on quoted market rate for instruments with similar terms and remaining maturities.

      Debt Maturities

      A summary of debt maturities for the next five years is as follows:

                             2003 .........  $    545,592
                             2004 .........     9,491,294
                             2005 .........       500,000
                             2006 .........            --
                             2007 .........            --
                             Thereafter ...   105,000,000
                                             ------------
                             Total ........  $115,536,886
                                             ============

6. Income Taxes

      (Benefit) provision for income taxes is summarized as follows:

                                                                           For the year December 31,
                                                              -----------------------------------------------
                                                                  2000              2001               2002
                                                              -----------       -----------       -----------
Current:
      Federal ..............................................  $   237,439       $  (625,457)      $        --
      State ................................................       52,495                --                --
      State payments (refunds) resulting from changes in
         estimates on prior year returns ...................           --                --                --
                                                              -----------       -----------       -----------
                                                                  289,934          (625,457)               --
                                                              -----------       -----------       -----------

Deferred:
      Federal ..............................................   (6,015,010)        4,221,691        (3,269,000)
      State ................................................   (1,329,924)          803,427                --
                                                              -----------       -----------       -----------
                                                               (7,344,934)        5,025,118        (3,269,000)
                                                              -----------       -----------       -----------
                                                              $(7,055,000)      $ 4,399,661       $(3,269,000)
                                                              ===========       ===========       ===========

      The (benefit) provision for income taxes differed from the amount of income tax determined by applying the applicable U.S. statutory rate to income before taxes as a result of the following:

                                               For the year ended December 31,
                                              ----------------------------------
                                               2000          2001         2002
                                              ------        ------       ------
      Statutory U.S. rate ..................   (34.0)%       (34.0)%       34.0%
      State taxes net of federal benefit ...    (3.9)         (3.3)         4.2
      Goodwill amortization ................     4.1           8.6           --
      Other permanent differences ..........     2.0           1.7         (3.2)
      Valuation allowance ..................                  68.5         31.5
                                              ------        ------       ------
      Effective tax rate ...................   (31.8)%        41.5%        66.5%
                                              ======        ======       ======

      The source and tax effects of the temporary differences giving rise to the Company's net deferred tax asset (liability) are as follows:

                                                               December 31,
                                                      -------------------------------
                                                           2001            2002
                                                      ------------       ------------
Deferred income tax assets:
      Covenant not to compete ......................  $     29,261       $     26,040
      Allowance for doubtful accounts ..............       336,326            381,687
      Accrued liabilities ..........................     1,364,952          1,124,188
      Contribution and loss carryforward ...........    11,550,351         10,834,977
                                                      ------------       ------------
           Total deferred income tax assets ........    13,280,890         12,366,892
      Valuation allowance ..........................    (7,266,470)        (5,718,409)
                                                      ------------       ------------
           Net deferred tax asset ..................     6,014,420          6,648,483
                                                      ------------       ------------
Deferred income tax liabilities:
      Property and equipment .......................    (6,634,816)        (7,273,940)
      Inventory ....................................        (5,061)                --
                                                      ------------       ------------
           Total deferred income tax liabilities ...    (6,639,877)        (7,273,940)
                                                      ------------       ------------
           Net deferred asset (liability) ..........  $   (625,457)      $   (625,457)
                                                      ============       ============

      During the year ended December 31, 2002, the Company decreased the valuation allowance. On March 9, 2002, the "Job Creation and Worker Assistance Act" (H.R. 3090), was signed into law, which temporarily extends the general NOL carryback period to five years for NOLs arising in taxable years ending in 2001 and 2002. As a result of the law change, the Company realized a refund of approximately $3.5 million in 2002 and reversed $3.3 million of the valuation allowance associated with net operating loss carryforwards. This decrease in the valuation allowance was offset by an increase in the valuation allowance due to the uncertainty of the realization of the net operating losses generated in 2002.

      During the year ended December 31, 2001, the Company established against its deferred tax assets a valuation allowance of $7.3 million. The valuation allowance was established against substantially all of the Company's net operating loss carryforwards due to the uncertainty of their realizability. As of December 31, 2002, the Company had net operating loss carryforwards of $25.7 million, which begins to expire in 2018, and a charitable contribution carryforward of $355,000, which begins to expire in 2003.

7. Restructuring

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

        The following table displays the activity and balances of the restructuring accrual account from January 1, 2000 to December 31, 2002:

                                       Lease
                                     Termination      Facility
                                        Costs         Closing         Totals
                                     ----------      ----------      ----------
      January 1, 2000 .............  $       --      $       --      $       --
      Additions ...................   3,729,000         325,000       4,054,000
      Payments ....................      73,000         325,000         398,000
                                     ----------      ----------      ----------
      Balance December 31, 2000 ...   3,656,000              --       3,656,000
      Reductions ..................     304,000              --         304,000
      Payments ....................     378,000              --         378,000
                                     ----------      ----------      ----------
      Balance December 31, 2001 ...   2,974,000              --       2,974,000
      Payments ....................     377,000              --         377,000
                                     ----------      ----------      ----------
      Balance December 31, 2002 ...  $2,597,000      $       --      $2,597,000
                                     ==========      ==========      ==========

      Also included in restructuring and exit costs for the year ended December 31, 2000 were impairment charges of approximately $7.5 million related to the write-down of unrecoverable assets and goodwill in TechniGraphix and the Taunton, Massachusetts facility, in which the carrying value was no longer supported by future cash flows.

8. Commitments and Contingencies

      Operating and Capital Leases

      The Company leases certain office, manufacturing facilities and equipment under operating and capital leases. Lease terms generally range from 1 to 10 years with options to renew at varying terms. The leases generally provide for the lessee to pay taxes, maintenance, insurance and other operating costs of the leased property. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $7,759,638, $6,414,062 and $6,647,258 for the years ending December 31, 2000,
2001, and 2002, respectively.

      Future minimum lease payments under operating and capital leases as of December 31, 2002 are as follows:

                                                    Operating         Capital
                                                   -----------      -----------
      2003 ......................................  $ 6,531,681      $ 1,012,715
      2004 ......................................    6,422,138        1,012,715
      2005 ......................................    6,505,571        1,012,715
      2006 ......................................    6,118,937        1,012,715
      2007 ......................................    4,548,024          631,355
      Thereafter ................................    1,184,566               --
                                                   -----------      -----------
                                                   $31,310,917      $ 4,682,215
                                                   ===========
      Amounts representing interest .............                       592,968
                                                                    -----------
      Present value of minimum lease payments ...                     4,089,247
      Current portion ...........................                       725,060
                                                                    -----------
      Long term capital lease obligations .......                   $ 3,364,187
                                                                    ===========

      Legal Contingencies

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder. The Company and Krause are currently negotiating a settlement of the monies due the Company. The terms on which the Company believes this matter will be settled are as follows: $1.4 million, comprised of a down payment of

$200,000 and four annual installments of $300,000, to be paid beginning in January 2004. There can be no assurances that such a settlement will be reached. As a result of these developments, the Company recognized a non-cash charge of approximately $745,000 in the fourth quarter of 2002. As of December 31, 2002 and 2001, the Company included in other non-current assets a receivable from Krause of approximately $1.2 million and $2.0 million, respectively.

      In August 1999, the Company filed a complaint against Motion Technology Horizons, Inc. ("Motion Technology") in the Circuit Court for Washington County, Maryland to recover approximately $300,000 in deposits made on equipment, which failed to perform in accordance with manufacturer's warranties, and $703,000 for the purchase of substitute equipment. Motion Technology has counterclaimed for $250,000 for the balance of the purchase price for the equipment, plus incidental charges. In March 2001, the Company amended its complaint, adding Eagle Systems, Inc. ("Eagle") as a defendant in the case. In November 2001, the Company obtained an order of default against Eagle. The Company has filed a motion for summary judgment against Eagle and Motion Technology. On February 25, 2002, the court granted the Company's motions for summary judgment and entry of an order of default and entered a judgment against Eagle and Motion Technology in the amount of $1,006,750. Defendants had thirty (30) days from that date to appeal the judgment. On February 26, 2002, defendants filed for bankruptcy. The Company has reserved the entire balance originally paid to Motion Technology Horizons, Inc.

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

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of its business. Although the outcome of these claims and lawsuits against the Company can not be accurately predicted the Company does not believe that any of the claims and lawsuits described above or in this paragraph, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

9. Related Party Transactions

      Earl S. Wellschlager, director of the Company, is a partner in a law firm that serves as counsel to the Company. The Company paid the law firm approximately $320,000, $610,000 and $694,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, no amounts were owed to the law firm.

      The Company utilizes the services of a management consulting firm in which a director of the Company is also a principal. The Company paid the consulting firm approximately $289,000, $143,000, and $7,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, $24,264 and $22,866, respectively, is owed to the consulting firm and is included in accounts payable.

      The Company utilizes the services of a prepress systems integration firm of which Edward Lieberman and Louis LaSorsa each own 6.7%. The Company paid the firm approximately $541,000, $501,000 and $465,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, $25,904 and $8,000, respectively, is owed to the systems integration firm and is included in accounts payable.

10. Employment Agreements and Employee Benefits

      Employment Contracts

      On August 16, 2002, the Company entered into individual employment agreements (the "Executive Employment Agreements") with each of Messrs. LaSorsa, Lieberman and Carbone (collectively, the "Executives"). The Executive Employment Agreements have an initial term of October 1, 2002 through September 30, 2004 and will automatically continue after the initial term for successive one-year terms, unless terminated by either party by sixty (60) days prior written notice. In addition to the base salary amounts described below, the Executive Employment Agreements provide that the Executives are entitled to participate in any bonus and stock option plans, programs, arrangements and practices as may be established from time to time by our Board of Directors. Each of the Executive Employment Agreements also provides that the Executives are entitled to certain fringe benefits, including the use of a Company automobile. Each of the Executive Employment Agreements includes a non-competition and non-solicitation covenant expiring three (3) years after the Executive ceases to be employed by the Company.

      The Executive Employment Agreement with Mr. LaSorsa provides that he shall serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President and be paid an annual base salary of $494,000, subject to any increases that may be determined by the Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Lieberman provides that he shall serve as the Company's Executive Vice President, Chief Financial Officer, and Secretary and be paid an annual base salary of $393,500, subject to any increases that may be determined by the Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Carbone provides that he shall serve as the Company's Executive Vice President and Chief Operating Officer/Book Components and be paid an annual base salary of $253,800, subject to any increases that may be determined by the Board of Directors based on periodic reviews.

      Under the terms of the Executive Employment Agreements, the Company must pay severance as follows:

      Nonrenewal

      If, upon expiration of its initial term, the Company terminates the Executive Employment Agreement of an Executive and does not enter into a new employment agreement or a consulting agreement with the Executive, then, for a period of one (1) year, the Company must pay the Executive an amount equal to his annual base salary and provide the Executive with benefits.

      Termination of the Executive's Employment

      If the company terminates an Executive's employment without cause or materially reduces an Executive's duties or compensation or relocates him outside of a specified geographic area, then, for the greater of (i) one (1) year or the (ii) the remainder of the term of the Executive Employment Agreement, the Company must pay the Executive his annual base salary and provide the Executive with benefits.

      Termination of the Executive's Employment Upon a Change of Control

      If, within six (6) months following certain change of control events, the Company terminates an Executive's employment with or without cause or materially reduces an Executive's duties or compensation or relocates him outside of a specified geographic area, the Company must (i) pay the Executive an amount equal to 2.9 times his annual compensation and (ii) provide the Executive with benefits for three (3) years. If the Internal Revenue Code would impose excise taxes on any portion of these payments, the severance payments shall be reduced to an amount that will not result in the imposition of such taxes.

      In addition, prior to the occurrence of certain change of control events, the Company must implement a supplemental executive retirement plan that provides for a payment to each of the Executives, upon a change of control, a lump sum that may not be less than the actuarial equivalent of ten (10) times thirty-two and one-half percent (32.5%) of the Executive's average annual compensation.

2002 Stock Incentive Plan

      The Company implemented the 2002 Stock Incentive Plan in August of 2002. Although the Committee has not granted any options under the plan, it has authorized options to acquire 2,835 shares under the plan.

Employee Retirement Benefit Plans

      Phoenix's Employee Stock Bonus and Ownership Plan (the "Plan") is the primary retirement program of the Company. Contributions to the Plan are made at the discretion of management. No contributions were made to the Plan for the years ended December 31, 2000 and 2001, respectively. For the year ended December 31, 2002, the Board of Directors has authorized a contribution to the Plan of $500,000, of which $300,000 remains to be paid in 2003.

      The Company offers a 401(k) Employee Savings and Investment Plan to all employees of the Company who have completed at least one year of service (1,000 hours) during the plan year. The Company may, at its discretion, make contributions to the plan. No contributions were made to the plan during the three year period ended December 31, 2002.

11. Unaudited Quarterly Financial Data

                                                               Quarterly Financial Information
                                     --------------------------------------------------------------------------------------
                                       First              Second             Third              Fourth             Total
                                     ----------         ----------         ----------         ----------        -----------
2002
Net sales .......................    30,221,841         35,844,237         40,016,755         31,878,343        137,961,176
Cost of sales ...................    25,423,288         27,258,654         29,039,110         25,835,439        107,556,491
Income (loss) from operations ...      (435,087)         2,573,457          5,934,552             36,253          8,109,175
Net loss ........................      (244,581)          (862,525)         2,580,688         (3,115,012)        (1,641,430)

2001
Net sales .......................    32,832,445         33,097,402         36,028,778         30,301,439        132,260,064
Cost of sales ...................    26,274,846         26,997,817         28,635,395         25,681,711        107,589,769
Income (loss) from operations ...       533,149            386,768          1,771,963         (1,180,521)         1,511,359
Net loss ........................    (1,249,749)        (3,637,395)        (6,059,360)        (4,062,357)       (15,008,861)

2000
Net sales .......................    37,211,632         37,883,425         41,369,012         34,294,356        150,758,425
Cost of sales ...................    29,168,224         30,092,093         33,189,660         29,292,230        121,742,207
Income from operations ..........     2,018,661           (267,751)        (9,492,239)        (1,648,195)        (9,389,524)
Net loss ........................      (581,277)          (929,343)       (10,576,180)        (3,074,779)       (15,161,579)

12. Guarantor Subsidiaries:

      Phoenix currently has no independent operations and the guarantees made by all of its subsidiaries, which are all 100% owned, are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in Phoenix's financial statements would be representative of the combined guarantors.

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

Baltimore, Maryland
February 22, 2003


                               Schedule II - Valuation and Qualifying Accounts For Each
                               of the three Years in the Period Ended December 31, 2001
                                                    (in thousands)

                                                                                  Additions
                                                                      -----------------------------------
                                                           Balance    Charged to                            Balance
                                                              at         Costs     Rebates                     at
                                                           Beginning      and      Charged                    End
                                                            of Year     Expenses   to Sales    Deductions    of Year
                                                          ----------  -----------  --------    ----------  ----------
Description

Allowance for doubtful Accounts Receivable and Rebates

Year ended December 31, 2002 .............................  $1,781      $   485      $ 552      $ 1,293      $1,525
                                                            =======================================================

Year ended December 31, 2001 .............................  $1,085      $   414      $ 888      $   606      $1,781
                                                            =======================================================

Year ended December 31, 2000 .............................  $1,119      $   492      $ 760      $ 1,286      $1,085
                                                            =======================================================

Restructuring Reserve

Year ended December 31, 2002 .............................  $2,974      $    --      $  --      $   377      $2,597
                                                            =======================================================

Year ended December 31, 2001 .............................  $3,656      $  (304)     $  --      $   378      $2,974
                                                            =======================================================

Year ended December 31, 2000 .............................  $   --      $ 4,054      $  --      $   398      $3,656
                                                            =======================================================

Tax Valuation Allowance

Year ended December 31, 2002 .............................  $7,266      $ 1,721      $  --      $ 3,269      $5,718
                                                            =======================================================

Year ended December 31, 2001 .............................  $   --      $ 7,266      $  --      $    --      $7,266
                                                            =======================================================

Exhibit 12.1 - Calculation of ratio of earnings to fixed charges

                                                   1998          1999           2000           2001           2002
                                                 --------      --------       --------       --------       --------
Earnings (loss) before income tax provision ...  $  3,036      $ (5,890)      $(22,217)      $(10,609)      $ (4,910)

Add:
   Portion of rent attributable to interest ...       717         1,648          2,561          2,117          1,994
   Interest excluding capitalized interest ....     4,866        12,171         12,403         11,846         12,125
   Amortization of deferred financing costs ...       210         2,768            540            528            550
                                                 -------------------------------------------------------------------

Earnings (loss) as adjusted ...................  $  8,829      $ 10,697       $ (6,713)      $  3,882       $  9,759
                                                 ===================================================================

Fixed Charges

   Portion of rent attributable to interest ...       717         1,648          2,561          2,117          1,994
   Interest including capitalized interest ....     4,866        12,597         12,403         11,846         12,125
   Amortization of deferred financing costs ...       210         2,768            540            528            550
                                                 -------------------------------------------------------------------

Fixed Charges .................................  $  5,793      $ 17,013       $ 15,504       $ 14,491       $ 14,669
                                                 ===================================================================
Ratio of earnings to fixed charges ............      1.5x            --             --             --             --

Exhibit 12.2 - Calculation of (1) EBITDA

(1) EBITDA Calculation

                                                 1998         1999           2000            2001           2002
                                               --------      --------       --------       --------       --------
    Pretax income (loss) ....................  $  3,036      $ (5,890)      $(22,217)      $(10,609)      $ (4,910)
    Interest expense ........................     5,076        14,939         12,943         12,374         12,675
    Depreciation and amortization expense ...    10,834        15,637         15,436         13,955         10,330
                                               -------------------------------------------------------------------

    Total EBITDA ............................  $ 18,946      $ 24,686       $  6,162       $ 15,720       $ 18,095
                                               ===================================================================

Interest expense includes amortization of deferred financing costs of $210,000, $1,538,000, $529,000, $520,000 and $550,000 in 1998, 1999, 2000, 2001 and 2002,
respectively.