Form 10-Q
period 2003-03-31
PHOENIX COLOR CORP
filed 2003-05-13
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

      Indicate by check v whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check v whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of May 12, 2003, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Index to Financial Statements

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets
    December 31, 2002 and March 31, 2003                                   1

Consolidated Statements of Operations
    Three Months Ended March 31, 2002 and 2003                             2

Consolidated Statements of Cash Flows
    Three Months Ended March 31, 2002 and 2003                             3

Notes to Consolidated Financial Statements                                 4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,      March 31,
                                                                                       2002             2003
                                                                                     (Audited)       (Unaudited)
                                                                                   -------------    -------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ................................................   $     109,297    $      56,977
      Accounts receivable, net of allowance for doubtful accounts and rebates of
       $1,524,631 in 2002 and $1,471,437 in 2003 ...............................      18,343,018       19,553,518
      Inventory ................................................................       6,198,822        5,989,437
      Income tax receivable ....................................................         481,138          485,832
      Prepaid expenses and other current assets ................................       2,645,563        2,083,615
                                                                                   -------------    -------------
            Total current assets ...............................................      27,777,838       28,169,379
Property, plant and equipment, net .............................................      62,254,886       60,018,858
Goodwill .......................................................................      13,302,809       13,302,809
Deferred financing costs, net ..................................................       2,885,048        2,745,936
Other assets ...................................................................      13,304,922       13,423,403
                                                                                   -------------    -------------
            Total assets .......................................................   $ 119,525,503    $ 117,660,385
                                                                                   =============    =============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
      Notes payable ............................................................   $     545,592    $     545,592
      Capital lease obligations ................................................         725,060          752,663
      Accounts payable .........................................................       7,344,110        7,295,210
      Accrued expenses .........................................................      11,162,492        8,789,036
                                                                                   -------------    -------------
            Total current liabilities ..........................................      19,777,254       17,382,501
10 3/8% Senior subordinated notes ..............................................     105,000,000      105,000,000
MICRF Loan .....................................................................         500,000          500,000
Notes payable ..................................................................         409,194          272,796
Capital lease obligations ......................................................       3,364,187        3,165,844
Revolving line of credit .......................................................       9,082,100       10,961,312
Deferred income taxes ..........................................................         625,457          625,457
                                                                                   -------------    -------------
            Total liabilities ..................................................     138,758,192      137,907,910
                                                                                   -------------    -------------

Commitments and contingencies (Note 7)

Stockholders' deficit
      Common Stock, Class A, voting, par value $0.01 per share, authorized
            20,000 shares, 14,560 issued shares, 11,100 outstanding shares .....             146              146
      Common Stock, Class B, non-voting, par value $0.01 per share, authorized
            200,000 shares, 9,794 issued shares, 7,794 outstanding shares ......              98               98
      Additional paid in capital ...............................................       2,126,804        2,126,804
      Accumulated deficit ......................................................     (19,561,675)     (20,580,111)
      Stock subscriptions receivable ...........................................         (28,832)         (25,232)
      Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares       (1,769,230)      (1,769,230)
                                                                                   -------------    -------------
            Total stockholders' deficit ........................................     (19,232,689)     (20,247,525)
                                                                                   -------------    -------------
            Total liabilities & stockholders' deficit ..........................   $ 119,525,503    $ 117,660,385
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2002              2003
                                                 ------------      ------------

Sales ......................................     $ 30,221,841      $ 33,822,319
Cost of sales ..............................       25,423,288        26,856,721
                                                 ------------      ------------
Gross profit ...............................        4,798,553         6,965,598
                                                 ------------      ------------
Operating expenses:
    Selling and marketing expenses .........        1,961,090         1,926,532
    General and administrative expenses ....        3,272,550         3,086,554
    Gain on sale of equipment ..............          (31,230)          (72,490)
                                                 ------------      ------------
Total operating expenses ...................        5,202,410         4,940,596
                                                 ------------      ------------
Income (loss) from operations ..............         (403,857)        2,025,002
Other expenses:
    Interest expense .......................        3,128,077         3,074,145
    Other income ...........................          (18,353)          (30,707)
                                                 ------------      ------------
Loss before income taxes ...................       (3,513,581)       (1,018,436)
Income tax benefit .........................       (3,269,000)               --
                                                 ------------      ------------
Net loss ...................................     $   (244,581)     $ (1,018,436)
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                   2002             2003
                                                                                               -----------      -----------
Operating activities
      Net loss ..........................................................................      $  (244,581)     $(1,018,436)
      Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization of property, plant and equipment ............        2,507,202        2,526,780
              Amortization of deferred financing costs ..................................          159,364          139,112
              Provision for uncollectible accounts ......................................           96,244          136,121
              Deferred income taxes .....................................................       (3,269,000)              --
              Gain on disposal of assets ................................................          (31,230)         (72,490)
      Increase (decrease) in cash resulting from changes in assets and liabilities:
              Accounts receivable .......................................................         (238,543)      (1,346,621)
              Inventory .................................................................          (13,768)         209,385
              Prepaid expenses and other assets .........................................          (96,789)         839,858
              Accounts payable ..........................................................          (67,380)        (120,822)
              Accrued expenses ..........................................................       (2,522,456)      (2,373,456)
              Income tax refund receivable ..............................................          686,121           (4,694)
                                                                                               -----------      -----------
                      Net cash used in operating activities .............................       (3,034,816)      (1,085,263)
                                                                                               -----------      -----------
      Investing activities:
              Capital expenditures ......................................................           (2,401)        (288,840)
              Proceeds from sale of fixed assets ........................................           31,230          142,500
              Equipment deposits ........................................................         (103,735)        (396,391)
                                                                                               -----------      -----------
                   Net cash used in investing activities ................................          (74,906)        (542,731)
                                                                                               -----------      -----------
      Financing activities:
              Net borrowings from revolving line of credit ..............................        3,622,232        1,879,212
              Principal payments on long term borrowings ................................           (3,409)        (307,138)
              Payment of stock subscription .............................................            9,600            3,600
                                                                                               -----------      -----------
                   Net cash provided by financing activities ............................        3,628,423        1,575,674
                                                                                               -----------      -----------
                   Net (decrease) increase in cash
                                                                                                   518,701          (52,320)
      Cash and cash equivalents at beginning of period ..................................          122,101          109,297
                                                                                               -----------      -----------
      Cash and cash equivalents at end of period ........................................      $   640,802      $    56,977
                                                                                               ===========      ===========
      Non-cash investing and financing activities:
                   Equipment included in accounts payable ...............................      $    45,827      $    71,922
                                                                                               ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company's financial position as of March 31, 2003, and the results of its operations for the three month period ended March 31, 2003 and 2002. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2002, included in the Company's Annual Report filed on Form 10-K.

2.    Inventory.

      Inventory consists of the following:

                                             December 31, 2002    March 31, 2003
                                             -----------------    --------------
Raw materials ........................          $4,477,238          $4,050,891
Work in process ......................           1,721,584           1,938,546
                                                ----------          ----------
                                                $6,198,822          $5,989,437
                                                ==========          ==========

3.    Other Assets.

      Other assets at December 31, 2002 and March 31, 2003 include equipment deposits of $2,988,457 and $3,384,848, respectively.

4.    Accrued Expenses.

      Accrued expenses at December 31, 2002 and March 31, 2003 include accrued interest expense of $4,554,905 and $1,848,206, respectively.

5.    Restructuring.

      In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2003 to March 31, 2003:

                             January 1,                              March 31,
                               2003                                    2003
Type of Cost                  Balance     Additions    Deductions     Balance
                            -----------  -----------  ------------  ------------

Lease termination costs     $2,597,000         --      $   54,000    $2,543,000

6.    Debt.

      In February 1999, the Company issued $105.0 million of 10 3/8% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") in a private offering under Rule 144A of the Securities Act of 1933. The Senior Subordinated Notes were issued under an indenture and are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. All of the Company's current and future "restricted subsidiaries," as defined in the Senior Subordinated Notes indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Senior Subordinated Notes indenture contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, and additional Company and subsidiary debt subject to certain financial covenants.

      The Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility through August 1, 2004. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and as amended on August 14, 2001, compliance with a fixed coverage charge ratio. As of December 31, 2002 and March 31, 2003, the Company was in compliance with the fixed coverage charge ratio.

      In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of March 31, 2003, the Company employed over 600 people in the State of Maryland.

7.    Commitments and Contingencies.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder. The Company and Krause are currently negotiating a settlement of the monies due the Company. The terms on which the Company believes this matter will be settled are as follows: $1.4 million, comprised of a down payment of $200,000 and four annual installments of $300,000, to be paid beginning in January 2004. There can be no assurances that such a settlement will be reached. As a result of these developments, the Company recognized a non-cash charge of approximately $745,000 in the fourth quarter of 2002. As of December 31, 2002 and March 31, 2003, the Company included in other non-current assets a receivable from Krause of approximately $1.2 million.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. The period for discovery has been concluded in accordance with the original scheduling order of the Court, although Phoenix has moved to extend the period of discovery based on certain information discovered during the initial discovery period. On April 7, 2003, Xerox moved for a partial summary judgment against Phoenix based on $2 million of Xerox's claims. On April 21, 2003, Phoenix filed its opposition to Xerox's motion and moved for summary judgment. Xerox's opposition to Phoenix's motion for summary judgment is due May 8, 2003.

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

9.    Income Taxes.

      The Company did not recognize an income tax benefit for its pre-tax loss during the three months ended March 31, 2003, due to the uncertainty of the utilization of its deferred tax asset. The Company's effective tax rate for the three months ended March 31, 2002 was a benefit of 93.0% due to the impact of the reversal of $3.3 million of the Company's valuation allowance associated with net operating loss carry forwards which were carried back to the prior five years in which the Company paid income taxes pursuant to the Jobs Creation and Workers Assistance Act ( the "Act") signed into law in March 2002.

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

      The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q.

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of March 31, 2003, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $1.5 million, was $19.6 million.

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

Restructuring

      As part of our restructuring costs, we provided for the estimated cost of the net lease expense for facilities that are no longer being used. The cost is based on the contractual future minimum lease payments reduced by estimated future sublease receipts. At March 31, 2003, our accrued restructuring liability related to net lease payments and other related charges was $2.5 million. We may incur additional restructuring charges if market conditions are less favorable than we originally projected.

Deferred Tax Valuation Allowance

      As of March 31, 2003, we recorded a valuation allowance of $6.8 million against our total deferred tax assets of approximately $13.5 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                                Three Months Ended March 31,
                                            2003        %       2002        %
                                           ------     -----    ------     -----

Sales ..................................   $ 33.8     100.0    $ 30.2     100.0
Cost of sales ..........................     26.9      80.0      25.4      84.1
Gross profit ...........................      6.9      20.0       4.8      15.9
Operating expenses .....................      4.9      14.5       5.2      17.2
Income (loss) from operations ..........      2.0       5.5      (0.4)     (1.3)
Interest expense .......................      3.0       8.8       3.1      10.3
Loss before income taxes ...............     (1.0)     (3.3)     (3.5)    (11.6)
Income tax benefit .....................       --        --      (3.3)    (10.9)
Net loss ...............................     (1.0)     (3.3)     (0.2)     (0.7)

Three Months Ended March 31, 2003 and 2002

      Net sales increased $3.6 million, or 11.9%, to $33.8 million for the three months ended March 31, 2003, from $30.2 million for the same period in 2002. The increase occurred as a result of increased sales volume in all business units, which resulted from strong sales efforts combined with, our manufacturing to meet our customers' time sensitive delivery requirements.

      Gross profit increased $2.1 million, or 43.8%, to $6.9 million for the three months ended March 31, 2003, from $4.8 million for the same period in 2002. This increase was primarily the result of increased sales combined with increases in the gross margin, due to reductions in material, labor and overhead costs as a percentage of sales resulting from our focus on cost control measures.

      Operating expenses decreased $300,000 or 5.8% to $4.9 million for the three months ended March 31, 2003, from $5.2 million for the same period in 2002. The decrease was due to cost control measures adopted by Phoenix with no individual expense category accounting for a significant amount.

      Interest expense decreased $100,000 to $3.0 million for the three months ended March 31, 2003, from $3.1 million for the same period in 2002, primarily due to reductions in borrowings under the revolving line of credit.

      For the quarter ended March 31, 2003, we did not record a tax benefit due to the uncertainty of realizing our deferred tax asset. For the three months ended March 31, 2002, we recorded a tax benefit of $3.3 million due to the carryback of net operating losses permitted by the passage of the Jobs Creation and Workers Assistance Act in March 2002.

      Net loss increased $800,000 or 400% to $1.0 million for the three months ended March 31, 2003, from $200,000 for the same period in 2002. The change in net loss was due primarily to the absence of a tax benefit in the first quarter of 2003, as described above.

      Liquidity and Capital Resources

      During the first three months of 2003, we used approximately $50,000 of cash. Net cash used in operating activities was approximately $1.1 million, which consisted principally of a net loss of $1.0 million reduced by non-cash expenses of $2.7 million, offset by investment in additional working capital of $2.8 million. Net cash used in investing activities was $540,000 due to capital and equipment expenditures. Net cash provided by financing activities was $1.6 million, resulting from borrowings on the Senior Credit Facility reduced by repayments of long term borrowings associated with capital leases.

      Working capital increased $2.8 million to $10.8 million as of March 31, 2003, from $8.0 million at December 31, 2002. This increase is primarily attributable to a decrease in accrued liabilities of $2.4 million due to the pay the pay down of accrued interest on the Senior Subordinated Notes, and an increase in accounts receivable of $1.2 million resulting from increased sales.

      We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($9.3 million as of March 31, 2003) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2003. Should we fail to achieve results in 2003 equal at least to the year 2002, or should a decrease in demand for our products, or inability to reduce costs, adversely affect the availability of funds, such decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

      If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing will be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

      In April 2003, we contracted for the acquisition of a $1.8 million eight color printing press to manufacture book components. The equipment vendor has agreed to accept installment payments over a six month period commencing upon delivery of the press and we intend to pay for it through operating cash flows.

      The following is a summary of our future payments under contractual obligations as of March 31, 2003. In the event of a default, many of the contracts provide for acceleration of payments.

                                                          Payments Due by Period
                                                         (in thousands of dollars)
Contractual Obligations                                Less than     1-3         4-5         After
                                             Total      1 year      years       Years       5 years

Long-Term Debt .........................   $105,819     $  546     $   273     $    --     $105,000
Capital Lease Obligations ..............      4,430      1,013       2,026       1,391           --
Operating Leases .......................     29,285      6,529      12,781       9,060          915
Unconditional Purchase Obligations .....         --         --          --          --           --
Other Long-Term Obligations ............         --         --          --          --           --
                                           --------------------------------------------------------
Total Contractual Cash Obligations .....   $139,534     $8,088     $15,080     $10,451     $105,915
                                           ========================================================

      The following is a summary of our other commercial commitments by commitment expiration date as of March 31, 2003:

                                             Amount of Commitment Expiration Per Period
                                                     (in thousands of dollars)
                                                   Less than     1-3        4-5       After
Other Commercial Commitments              Total     1 year      Years      years     5 years

Lines of Credit .....................    $20,000    $    --    $20,000    $    --    $    --
Standby Letter of Credit ............         --         --         --         --         --
Guarantees ..........................         --         --         --         --         --
Standby Repurchase Obligations ......         --         --         --         --         --
Other Commercial Commitments ........         --         --         --         --         --
                                         -------    -------    -------    -------    -------
Total Commercial Commitments ........    $20,000    $    --    $20,000    $    --    $    --
                                         =======    =======    =======    =======    =======

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company believes its current exposure to interest rate changes is immaterial because approximately 91% of the Company's debt bears a fixed rate of interest. However, if the ratio of debt with fixed interest were to materially decline or interest rates were to materially increase it could have a material adverse effect on the Company's business and results of operations.

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated, under the supervision and with the participation of the Company's management, the Company's internal controls and disclosure controls procedures within 90 days of the filing of this quarterly report. Based on that evaluation, Messrs. LaSorsa and Lieberman have concluded that the Company's disclosure controls and procedures are functioning effectively in timely alerting them to material information that is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder. The Company and Krause are currently negotiating a settlement of the monies due the Company. The terms on which the Company believes this matter will be settled are as follows: $1.4 million, comprised of a down payment of $200,000 and four annual installments of $300,000, to be paid beginning in January 2004. There can be no assurances that such a settlement will be reached. As a result of these developments, the Company recognized a non-cash charge of approximately $745,000 in the fourth quarter of 2002. As of December 31, 2002 and March 31, 2003, the Company included in other non-current assets a receivable from Krause of approximately $1.2 million.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. The period for discovery has been concluded in accordance with the original scheduling order of the Court, although Phoenix has moved to extend the period of discovery based on certain information discovered during the initial discovery period. On April 7, 2003, Xerox moved for a partial summary judgment against Phoenix based on $2 million of Xerox's claims. On April 21, 2003, Phoenix filed its opposition to Xerox's motion and moved for summary judgment. Xerox's opposition to Phoenix's motion for summary judgment is due May 8, 2003.

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

10.10 Lease Agreement dated as of March 20, 1998 between the Company and Maurice M. Weill, Trustee Under Indenture Dated December 6, 1984 for the facility located at 40 Green Pond Road, Rockaway, NJ 07866. (2)

10.11 Lease Agreement dated as of March 31, 1997 between the Company and Constitution Realty Company, LLC for the facility located at 555 Constitution Drive, Taunton, MA 02780. (2)

10.12 Lease Agreement dated as of December 19, 1996 between the Company and CMC Factory Holding Company, L.L.C. for the facility located at 47-07 30th Place, Long Island City, NY 11101. (2)

10.13 Executive Employment Agreement by and between Phoenix Color Corp. and John Carbone dated August 16, 2002. (10)

10.14 Executive Employment Agreement by and between Phoenix Color Corp. and Louis LaSorsa dated August 16, 2002. (10)

10.15 Executive Employment Agreement by and between Phoenix Color Corp. and Edward Lieberman dated August 16, 2002. (10)

10.16       Phoenix Color Corp. 2002 Stock Incentive Plan. (10)

99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. for the period ended March 31, 2003.

99.2        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002., for the period ended March 31, 2003.

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

(6) Incorporated by reference in the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001. (SEC File No. 333-50995).

(7) Incorporated by reference in the Company's 2001 Quarterly Report on Form 10-Q filed on August 14, 2001. (SEC File No. 333-50995).

(8) Incorporated by reference in the Company's 2001 Annual Report on Form 10-K filed on March 26, 2002. (SEC File No. 333-50995).

(9) Incorporated by reference in the Company's 2002 Quarterly Report on Form 10-Q filed May 15, 2002 (SEC File No. 333-50995).

(10) Incorporated by reference in the Company's 2002 Quarterly Report on Form 10-Q filed November 13, 2002 (SEC File No. 333-50995

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2003

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

Date: May 13, 2003


/s/ Louis LaSorsa
------------------------------
Louis LaSorsa, Chairman
and Chief Executive Officer

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

Date: May 13, 2003


/s/ Edward Lieberman
-----------------------------------------
Edward Lieberman, Chief Financial Officer
and Chief Accounting Officer