Form 10-Q
period 2003-06-30
PHOENIX COLOR CORP
filed 2003-08-13
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to _________

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

      Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check X whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of August 12, 2003, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          Index to Financial Statements

                                                                        Page No.

Consolidated Balance Sheets
            June 30, 2003 and December 31,  2002                          1

Consolidated Statements of Operations
            Three and Six Months Ended June 30, 2003  and 2002            2

Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2003  and 2002                      3


Notes to Consolidated Financial Statements                                4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                      June 30, 2003            2002
                                                                                       (Unaudited)          (Unaudited)
                                                                                      -------------       -------------
                                      ASSETS
Current assets:
     Cash and cash equivalents .................................................      $      82,573       $     109,297
     Accounts receivable, net of allowance for doubtful accounts
     and rebates of $2,045,324 in 2003 and $1,524,631 in 2002 ..................         20,665,319          18,343,018
     Inventory .................................................................          6,781,717           6,198,822
     Income tax receivable .....................................................            481,138             481,138
     Prepaid expenses and other current assets .................................          2,342,919           2,645,563
                                                                                      -------------       -------------
         Total current assets ..................................................         30,353,666          27,777,838

Property, plant and equipment, net .............................................         58,480,405          62,254,886
Goodwill .......................................................................         13,302,809          13,302,809
Deferred financing costs, net ..................................................          2,606,825           2,885,048
Other assets ...................................................................         12,353,415          13,304,922
                                                                                      -------------       -------------
         Total assets ..........................................................      $ 117,097,120       $ 119,525,503
                                                                                      =============       =============

                        LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable .............................................................      $     545,592       $     545,592
     Capital lease obligations .................................................            779,641             725,060
     Accounts payable ..........................................................          8,135,434           7,344,110
     Accrued expenses ..........................................................         11,734,841          11,162,492
                                                                                      -------------       -------------
         Total current liabilities .............................................         21,195,508          19,777,254
10 3/8% Senior subordinated notes ..............................................        105,000,000         105,000,000
MICRF Loan .....................................................................            500,000             500,000
Notes payable ..................................................................            136,398             409,194
Capital lease obligations ......................................................          2,961,033           3,364,187
Revolving line of credit .......................................................          8,709,343           9,082,100
Deferred income taxes ..........................................................            625,457             625,457
                                                                                      -------------       -------------
         Total liabilities .....................................................        139,127,739         138,758,192
                                                                                      -------------       -------------

Commitments and contingencies (Note 8)

Stockholders' deficit
     Common Stock, Class A, voting, par value $0.01 per share, authorized
         20,000 shares, 14,560 issued shares, 11,100 outstanding shares ........                146                 146
     Common Stock, Class B, non-voting, par value $0.01 per share,
     authorized 200,000 shares, 9,794 issued shares, 7,794 outstanding shares ..                 98                  98
     Additional paid in capital ................................................          2,126,804           2,126,804
     Accumulated deficit .......................................................        (22,366,805)        (19,561,675)
     Stock subscriptions receivable ............................................            (21,632)            (28,832)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000
       shares ..................................................................         (1,769,230)         (1,769,230)
                                                                                      -------------       -------------
         Total stockholders' deficit ...........................................        (22,030,619)        (19,232,689)
                                                                                      -------------       -------------
         Total liabilities & stockholders' deficit .............................      $ 117,097,120       $ 119,525,503
                                                                                      =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       (Unaudited)                     (Unaudited)
                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                               ----------------------------    ----------------------------
                                                                    2003           2002             2003           2002
                                                               ----------------------------    ----------------------------
Sales ......................................................   $ 34,068,154    $ 35,844,237    $ 67,890,473    $ 66,066,078
Cost of sales ..............................................     27,773,963      27,258,654      54,630,684      52,681,942
                                                               ------------    ------------    ------------    ------------
Gross profit ...............................................      6,294,191       8,585,583      13,259,789      13,384,136
                                                               ------------    ------------    ------------    ------------
Operating expenses:
      Selling and marketing expenses .......................      1,820,283       1,815,924       3,746,815       3,777,014
      General and administrative expenses ..................      3,134,547       2,709,552       6,221,101       5,982,102
      Loss (gain) on sale of assets ........................         91,848           3,650          19,358         (27,580)
      Lease termination charges ............................             --       1,483,000              --       1,483,000
                                                               ------------    ------------    ------------    ------------
Total operating expenses ...................................      5,046,678       6,012,126       9,987,274      11,214,536
                                                               ------------    ------------    ------------    ------------
Income from operations .....................................      1,247,513       2,573,457       3,272,515       2,169,600
Other expenses:
      Interest expense .....................................      3,059,822       3,256,590       6,133,967       6,384,667
      Other (income) expense ...............................        (25,615)        179,392         (56,322)        161,039
                                                               ------------    ------------    ------------    ------------
Loss before income taxes ...................................     (1,786,694)       (862,525)     (2,805,130)     (4,376,106)
Income tax benefit .........................................             --              --              --      (3,269,000)
                                                               ------------    ------------    ------------    ------------
Net loss ...................................................   ($ 1,786,694)   ($   862,525)   ($ 2,805,130)   ($ 1,107,106)
                                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  PHOENIX COLOR CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended June 30,
                                                                                   (Unaudited)    (Unaudited)
                                                                                      2003           2002
                                                                                   -----------    -----------
Operating activities
   Net loss ....................................................................   ($2,805,130)   ($1,107,106)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment ............     5,093,705      5,018,618
     Amortization of deferred financing costs ..................................       278,224        271,689
     Provision for uncollectible accounts ......................................       279,324        212,936
     Lease termination charge...................................................            --      1,483,000
     Deferred income taxes ....................................................             --     (3,269,000)
     Loss (gain) on disposal of assets .........................................        19,358        (27,580)
   Increase (decrease) in cash resulting from changes in assets and liabilities:
     Accounts receivable .......................................................    (2,601,626)    (2,960,327)
     Inventory .................................................................      (582,895)       136,910
     Prepaid expenses and other assets .........................................     1,332,639     (4,373,987)
     Accounts payable ..........................................................       600,529       (185,191)
     Accrued expenses ..........................................................       572,349        340,743
     Income tax refund receivable ..............................................            --      3,522,313
                                                                                   -----------    -----------
       Net cash provided by (used in) operating activities .....................     2,186,477       (936,982)
                                                                                   -----------    -----------
   Investing activities:
     Proceeds from sale of equipment ...........................................       153,500         31,230
     Capital expenditures ......................................................    (1,301,287)      (175,149)
     Equipment deposits ........................................................       (78,488)       136,071
                                                                                   -----------    -----------
       Net cash used in investing activities ...................................    (1,226,275)        (7,848)
                                                                                   -----------    -----------
   Financing activities:
     Net (payments) borrowings from revolving line of credit ...................      (372,757)     1,040,894
     Principal payments on long term borrowings and capital leases .............      (621,369)        (6,266)
     Payment of stock subscription .............................................         7,200         19,200
                                                                                   -----------    -----------
       Net cash (used in) provided by financing activities .....................      (986,926)     1,053,828
                                                                                   -----------    -----------
       Net (decrease) increase in cash .........................................       (26,724)       108,998
   Cash and cash equivalents at beginning of period ............................       109,297        122,101
                                                                                   -----------    -----------
   Cash and cash equivalents at end of period ..................................   $    82,573    $   231,099
                                                                                   ===========    ===========

   Non-cash investing and financing activities:
     Equipment included in accounts payable ....................................   $   190,795    $    25,216
                                                                                   ===========    ===========
     Equipment financed through capital lease obligations ......................            --    $ 3,591,046
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company's financial position as of June 30, 2003, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2002, included in the Company's Annual Report filed on Form 10-K.

2.    New Accounting Pronouncements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The Company does not believe FIN 46 will have any material impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The Company is presently evaluating the impact, if any, that this standard will have on its consolidated financial statements

3.    Inventory.

      Inventory consists of the following:

                                      June 30, 2003     December 31, 2002
                                      -------------     -----------------
      Raw materials .................  $ 4,361,046         $ 4,477,238
      Work in process ...............    2,420,671           1,721,584
                                       -----------         -----------
                                       $ 6,781,717         $ 6,198,822
                                       ===========         ===========

4.    Other Assets.

      Other assets at June 30, 2003 and December 31, 2002 include equipment deposits of $3,066,945 and $2,988,457, respectively.

5.    Accrued Expenses.

      Accrued expenses at June 30, 2003 and December 31, 2002 include accrued interest expense of $4,565,459 and $4,554,905, respectively.

6.    Restructuring.

      In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2003 to June 30, 2003:

                                    January 1,                                      June 30,
                                      2003                                           2003
      Type of Cost                   Balance        Additions      Deductions       Balance
                                   ----------      ----------      ----------      ----------

      Lease termination costs      $2,597,000              --      $   54,000      $2,543,000

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

      The Company has an Amended and Restated Loan Agreement (the "Senior Credit Facility") with a commercial bank for a three year $20,000,000 revolving credit facility through August 1, 2004. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and as amended on August 14, 2001, compliance with a fixed coverage charge ratio. As of December 31, 2002 and June 30, 2003, the Company was in compliance with the fixed coverage charge ratio.

      In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of June 30, 200 3, the Company employed over 600 people in the State of Maryland.

8.   Commitments and Contingencies.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder. The Company and Krause have signed an agreement in settlement of the monies due the Company. The amount of the settlement is $1.4 million, comprised of a down payment of $200,000 and four annual installments of $300,000, to be paid beginning in January 2004. As a result of these developments, the Company recognized a non-cash charge of approximately $745,000 in the fourth quarter of 2002. As of June 30, 2003 and December 31, 2002, the Company included in other non-current assets receivables from Krause of approximately $1.0 million and $1.2 million, respectively.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. On April 7, 2003, Xerox moved for a partial summary judgment against Phoenix based on $2 million of Xerox's claims. On April 21, 2003, Phoenix filed its opposition to Xerox's motion and moved for summary judgment. On July 14, 2003, the Court issued an order denying Xerox's motion for summary judgment and denying in part and granting in part Phoenix's summary judgment motion. The case is scheduled for a November 3, 2003 trial date.

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

10.   Income Taxes.

      The Company did not recognize an income tax benefit for its pre-tax loss during the six months ended June 30, 2003, due to the uncertainty of the utilization of its deferred tax asset. The Company's effective tax rate for the six months ended June 30, 2002 was a benefit of 74.7% due to the impact of the reversal of $3.3 million of the Company's valuation allowance associated with net operating loss carry forwards which were carried back to the prior five years in which the Company paid income taxes pursuant to the Jobs Creation and Workers Assistance Act ( the "Act") signed into law in March 2002.

11.   Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

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

      Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of June 30, 2003, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.0 million, was $20.7 million.

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

Long Lived Assets

      We evaluate quarterly the carrying value of property, equipment and tangible assets for impairment. We consider our historical performance and anticipated future results by evaluating the carrying value of the assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. We recognize an impairment loss on assets when the value of the assets is less than the sum of the expected cash flows from those assets. At June 30, 2003, no impairment exists.

Restructuring

      As part of our restructuring costs, we provided for the estimated cost of the net lease expense for equipment that is no longer being used. The cost is based on the contractual future minimum lease payments reduced by estimated future sublease receipts. At June 30, 2003, our accrued restructuring liability related to net lease payments and other related charges was $2.5 million. We may incur additional restructuring charges if market conditions are less favorable than we originally projected.

Deferred Tax Valuation Allowance

      As of June 30, 2003, we recorded a valuation allowance of $8.8 million against our net deferred tax assets of approximately $8.2 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                              ----------------------------------  ----------------------------------
                                                2003       %      2002       %      2003       %     2002        %
                                              -------    -----  -------    -----  -------    -----  -------    -----
Sales ....................................... $  34.1    100.0  $  35.8    100.0  $  67.9    100.0  $  66.1    100.0
Cost of sales ...............................    27.8     81.5     27.2     76.0     54.6     80.4     52.7     79.7
Gross profit ................................     6.3     18.5      8.6     24.0     13.3     19.6     13.4     20.3
Operating expenses ..........................     5.0     14.7      6.0     16.8     10.0     14.7     11.2     17.0
Income from operations ......................     1.3      3.8      2.6      7.2      3.3      4.9      2.2      3.3
Interest ....................................     3.1      9.1      3.3      9.2      6.1      9.0      6.4      9.7
Other (Income) expense ......................      --       --      0.2      0.5       --       --      0.2      0.3
Loss before income taxes ....................    (1.8)    (5.3)    (0.9)    (2.5)    (2.8)    (4.1)    (4.4)    (6.7)
Income tax provision benefit ................      --       --       --       --       --       --     (3.3)    (5.0)
Net loss ....................................    (1.8)    (5.3)    (0.9)    (2.5)    (2.8)    (4.1)    (1.1)    (1.7)

Three Months Ended June 30, 2003 and 2002

      Net sales decreased $1.7 million, or 4.7%, to $34.1 million for the three months ended June 30, 2003, from $35.8 million for the same period in 2002. The decrease occurred primarily as a result of decreased sales volume in the components business unit, which resulted from weakness in the publishing industry. Sales of books increased over the prior year.

      Gross profit decreased $2.3 million, or 26.7%, to $6.3 million for the three months ended June 30, 2003, from $8.6 million for the same period in 2002. This decrease was primarily the result of decreased sales combined with increases in overhead costs for repairs and maintenance and employee welfare benefits.

      Operating expenses decreased $1.0 million or 16.7% to $5.0 million for the three months ended June 30, 2003, from $6.0 million for the same period in 2002. In 2002, we recognized a lease termination charge of $1.5 million. Excluding the charge in 2002, operating expenses increased $500,000 or 11.1% to $5.0 million for the three months ended June 30, 2003, from $4.5 million for the same period in 2002. The increase was caused by increases in many expense categories, with no individual expense category accounting for a significant amount.

      Interest expense decreased $200,000 to $3.1 million for the three months ended June 30, 2003, from $3.3 million for the same period in 2002, primarily due to reductions in borrowings under long term debt.

      For the three months ended June 30, 2003 and 2002, we did not record a tax benefit due to the uncertainty of realizing our deferred tax asset.

      Net loss increased $900,000 or 100% to $1.8 million for the three months ended June 30, 2003, from $900,000 for the same period in 2002. The change in net loss was due to the factors described above.

Six Months Ended June 30, 2003 and 2002

      Net sales increased $1.8 million, or 4.7%, to $67.9 million for the six months ended June 30, 2003, from $66.1 million for the same period in 2002. The increase occurred as a result of increased sales in book manufacturing, which resulted from strong sales efforts combined with our manufacturing to meet our customers' time sensitive delivery requirements. Sales of book components remained flat.

      Gross profit decreased $100,000, or 0.7%, to $13.3 million for the six months ended June 30, 2003, from million for the same period in 2002. The decrease was primarily the result of increases in overhead costs associated with the repair and maintenance of our equipment and facilities.

      Operating expenses decreased $1.2 million or 10.7% to $10.0 million for the six months ended June 30, 2003, from $11.2 million for the same period in 2002. In 2002, we recognized a lease termination charge of $1.5 million. Excluding the charge in 2002, operating expenses increased $300,000 or 3.0% to $10.0 million for the six months ended June 30, 2003, from $9.7 million for the same period in 2002. The increase was caused by increases in many expense categories, with no individual expense category accounting for a significant amount.

      Interest expense decreased $300,000 to $6.1 million for the six months ended June 30, 2003, from $6.4 million for the same period in 2002, primarily due to reductions in borrowings under the revolving line of credit.

      For the six months ended June 30, 2003, we did not record a tax benefit due to the uncertainty of realizing our deferred tax asset. For the six months ended June 30, 2002, we recorded a tax benefit of $3.3 million due to the carryback of net operating losses permitted by the passage of the Jobs Creation and Workers Assistance Act in March 2002.

      Net loss increased $1.7 million or 154.5% to $2.8 million for the six months ended June 30, 2003, from $1.1 million for the same period in 2002. The change in net loss was due to the factors described above.

      Liquidity and Capital Resources

      During the first six months of 2003, we used approximately $27,000 of cash. Net cash provided by operating activities was approximately $2.2 million, which consisted principally of a net loss of $2.8 million by non-cash expenses of $5.7 million , offset by investment in additional working capital of $700,0003. Net cash used in investing activities was $1.2 million due to capital and equipment expenditures. Net cash used in financing activities was $1 .0 million, resulting from repayments of the Senior Credit Facility long term debt and long term borrowings associated with capital leases.

      Working capital increased $1.2 million to $9.2 million as of June 30, 2003, from $8.0 million at December 31, 2002. This increase is primarily attributable an increase in accounts receivable of $2.6 million 2.6resulting from increased sales and inventory of $0.6 million, offset by increases in accounts payable and accrued liabilities of $1.6 million.

      We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($11.3 million as of June 30, 2003) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2003. Should we fail to achieve results in 2003 equal at least to the year 2002, or should a decrease in demand for our products, or inability to reduce costs, adversely affect the availability of funds, such decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

      If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

      In April 2003, we contracted for the acquisition of a $1.8 million eight color printing press to manufacture book components. The equipment vendor has agreed to accept installment payments over a six month period commencing upon delivery of the press and we intend to pay for it through operating cash flows. The press was delivered in August as is being erected.


      The following is a summary of our future payments under contractual obligations as of June 30, 2003. In the event of a default, many of the contracts provide for acceleration of payments.

                                                                    Payments Due by Period
                                                                    (in thousands of dollars)
      Contractual Obligations                                   Less than    1-3        4-5       After
                                                       Total     1 year     years      Years     5 years
      Long-Term Debt .............................   $105,682   $    546   $    136   $     --   $105,000
      Capital Lease Obligations ..................      4,177      1,013      2,026      1,138         --
      Operating Leases ...........................     28,246      6,529     13,739      7,203        775
      Unconditional Purchase Obligations .........         --         --         --         --         --
      Other Long-Term Obligations ................         --         --         --         --         --
                                                     --------   --------   --------   --------   --------
      Total Contractual Cash Obligations .........   $138,105   $  8,088   $ 15,901   $  8,341   $105,775
                                                     ========   ========   ========   ========   ========

      The following is a summary of our other commercial commitments by commitment expiration date as of June 30, 2003:

                                                              Amount of Commitment Expiration Per Period
                                                                      (in thousands of dollars)
            Other Commercial Commitments                        Less than    1-3        4-5       After
                                                       Total     1 year     years      Years     5 years
      Lines of Credit ............................   $ 20,000   $     --   $ 20,000   $     --   $     --
      Standby Letter of Credit ...................         --         --         --         --         --
      Guarantees .................................         --         --         --         --         --
      Standby Repurchase Obligations .............         --         --         --         --         --
      Other Commercial Commitments ...............         --         --         --         --         --
                                                     --------   --------   --------   --------   --------
      Total Commercial Commitments ...............   $ 20,000   $     --   $ 20,000   $     --   $     --
                                                     ========   ========   ========   ========   ========

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company believes its current exposure to interest rate changes is immaterial because approximately 93% of the Company's debt bears a fixed rate of interest. However, if the ratio of debt with fixed interest were to materially decline or interest rates were to materially increase it could have a material adverse effect on the Company's business and results of operations.

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, (as defined in 17CRF 240. 13(a) - 15(e) and 240. 15(d) - 15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

      There have been no changes in the Company's internal controls over financial reporting that occurred during the second quarter of 2003 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In December 1998, the Company filed a complaint against Krause Biagosch GmbH ("Krause Germany") and Krause America, Inc. ("Krause America" and together with Krause Germany "Krause"), which was tried in October 2000 in the United States District Court for the District of Maryland, based on breach of contract and statutory warranties on certain prepress equipment which the Company had agreed to purchase from Krause. The Company attempted to operate the equipment, and contended that the equipment failed to perform as warranted. During 1999, the Company removed the portion of the equipment actually delivered, and sought recovery of the approximately $2.0 million paid on this equipment, which included amounts for deposits on the balance of the equipment not yet delivered. On January 27, 2000, the court granted summary judgment in favor of the Company with respect to the three machines previously delivered to the Company. On October 24, 2000, a jury rendered a verdict against Krause for $1.9 million. On December 27, 2001, the Federal Court of Appeals for the 4th Circuit rendered a decision confirming the lower court's decision without modification. Due to recent efforts by Krause America to avoid enforcement of the judgment, the Company has been forced to file a new lawsuit in the U.S. District Court for the District of Maryland against Krause America, Krause CTP, Limited, Krause Germany, and Jurgen Horstmann, Krause Germany's sole shareholder. The Company and Krause have signed an agreement in settlement of the monies due the Company. The amount of the settlement is $1.4 million, comprised of a down payment of $200,000 and four annual installments of $300,000, to be paid beginning in January 2004. As a result of these developments, the Company recognized a non-cash charge of approximately $745,000 in the fourth quarter of 2002. As of June 30, 2003 and December 31, 2002, the Company included in other non-current assets receivables from Krause of approximately $1.0 million and $1.2 million, respectively.

      On May 20, 2002, Xerox Corporation ("Xerox") filed a complaint against Phoenix Color Corp. ("Phoenix") in United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plan in September 2000. Phoenix filed a motion to dismiss based on Xerox's failure to state a claim upon which relief may be granted and failure to name an indispensable party. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants. The amended complaint alleges that Phoenix has an account due and owing of $2.7 million and that Phoenix and TechniGraphix are jointly liable for an account due and owing of $.5 million. On August 1, 2002, Phoenix and TechniGraphix filed motions to dismiss the claims against them based on Xerox's failure to identify the specific accounts at issue and state a claim on which relief may be granted. On October 29, 2002, the Court issued an Order denying the motions to dismiss filed by Phoenix and TechniGraphix. On April 7, 2003, Xerox moved for a partial summary judgment against Phoenix based on $2 million of Xerox's claims. On April 21, 2003, Phoenix filed its opposition to Xerox's motion and moved for summary judgment. On July 14, 2003, the Court issued an order denying Xerox's motion for summary judgment and denying in part and granting in part Phoenix's summary judgment motion. The case is scheduled for a November 3, 2003 trial date.

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

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits. Exhibits filed as part of this report are listed below:

31.1 Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

32.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2003

                                                PHOENIX COLOR CORP.


                                                By: /s/ Louis LaSorsa
                                                    ----------------------------
                                                    Louis LaSorsa, Chairman
                                                    and Chief Executive Officer


                                                By: /s/ Edward Lieberman
                                                    ----------------------------
                                                    Edward Lieberman
                                                    Chief Financial Officer
                                                    and Chief Accounting Officer