Form 10-Q
period 2003-09-30
PHOENIX COLOR CORP
filed 2003-11-14
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

      As of November 12, 2003, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          Index to Financial Statements

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets                                                1
         September 30, 2003 and December 31, 2002

Consolidated Statements of Operations                                      2
         Three and Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows                                      3
         Nine Months Ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements                                 4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              September 30,           December 31,
                                                                                                  2003                    2002
                                                                                               (Unaudited)              (Audited)
                                                                                              -------------           -------------
                                      ASSETS
Current assets:

     Cash and cash equivalents .....................................................          $      88,896           $     109,297
     Accounts receivable, net of allowance for doubtful accounts and rebates of
      $1,140,791 in 2003 and $1,524,631 in 2002 ....................................             19,531,361              18,343,018
     Inventory .....................................................................              5,958,313               6,198,822
     Income tax receivable .........................................................                481,372                 481,138
     Prepaid expenses and other current assets .....................................              2,432,892               2,645,563
                                                                                              -------------           -------------
         Total current assets ......................................................             28,492,834              27,777,838

Property, plant and equipment, net .................................................             59,132,158              62,254,886
Goodwill ...........................................................................             13,302,809              13,302,809
Deferred financing costs, net ......................................................              2,507,714               2,885,048
Other assets .......................................................................             10,658,787              13,304,922
                                                                                              -------------           -------------
         Total assets ..............................................................          $ 114,094,302           $ 119,525,503
                                                                                              =============           =============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable .................................................................          $     545,592           $     545,592
     Capital lease obligations .....................................................                805,856                 725,060
     Accounts payable ..............................................................              7,029,482               7,344,110
     Accrued expenses ..............................................................              7,259,868              11,162,492
                                                                                              -------------           -------------
         Total current liabilities .................................................             15,640,798              19,777,254
10 3/8% Senior subordinated notes ..................................................            105,000,000             105,000,000
MICRF Loan .........................................................................                500,000                 500,000
Notes payable ......................................................................                     --                 409,194
Capital lease obligations ..........................................................              2,749,998               3,364,187
Revolving line of credit ...........................................................              8,262,599               9,082,100
Deferred income taxes ..............................................................                625,457                 625,457
                                                                                              -------------           -------------
         Total liabilities .........................................................            132,778,852             138,758,192
                                                                                              -------------           -------------

Commitments and contingencies (Note 8)

Stockholders' deficit
     Common Stock, Class A, voting, par value $0.01 per share, authorized
         20,000 shares, 14,560 issued shares, 11,100 outstanding shares ............                    146                     146
     Common Stock, Class B, non-voting, par value $0.01 per share, authorized
         200,000 shares, 9,794 issued shares, 7,794 outstanding shares .............                     98                      98
     Additional paid in capital ....................................................              2,126,804               2,126,804
     Accumulated deficit ...........................................................            (19,024,336)            (19,561,675)
     Stock subscriptions receivable ................................................                (18,032)                (28,832)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000
     shares ........................................................................             (1,769,230)             (1,769,230)
                                                                                              -------------           -------------
         Total stockholders' deficit ...............................................            (18,684,550)            (19,232,689)
                                                                                              -------------           -------------
         Total liabilities & stockholders' deficit .................................          $ 114,094,302           $ 119,525,503
                                                                                              =============           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)                               (Unaudited)
                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                                  ---------------------------------         -----------------------------------
                                                      2003                 2002                  2003                  2002
                                                  ------------         ------------         -------------         -------------
Sales ........................................    $ 38,091,952         $ 40,016,755         $ 105,982,425         $ 106,082,833
Cost of sales ................................      28,961,597           29,039,110            83,592,281            81,721,052
                                                  ------------         ------------         -------------         -------------
Gross profit .................................       9,130,355           10,977,645            22,390,144            24,361,781
                                                  ------------         ------------         -------------         -------------
Operating expenses:
     Selling and marketing expenses ..........       1,495,958            1,861,308             5,242,773             5,638,322
     General and administrative expenses .....       3,042,985            2,919,949             9,264,086             8,902,051
     Loss (gain) on sale of assets ...........         403,321              (15,000)              422,679               (42,580)
     Restructuring charge (credit) ...........      (2,180,946)                  --            (2,180,946)                   --
     Lease termination charges ...............              --              276,836                    --             1,759,836
                                                  ------------         ------------         -------------         -------------
Total operating expenses .....................       2,761,318            5,043,093            12,748,592            16,257,629
                                                  ------------         ------------         -------------         -------------
Income from operations .......................       6,369,037            5,934,552             9,641,552             8,104,152
Other expenses:
     Interest expense ........................       3,051,602            3,170,775             9,185,569             9,555,442
     Other (income) expense ..................         (25,034)             183,089               (81,356)              344,128
                                                  ------------         ------------         -------------         -------------
Income (loss) before income taxes ............       3,342,469            2,580,688               537,339            (1,795,418)
Income tax benefit ...........................              --                   --                    --            (3,269,000)
                                                  ------------         ------------         -------------         -------------
Net income ...................................    $  3,342,469         $  2,580,688         $     537,339         $   1,473,582
                                                  ============         ============         =============         =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended September 30,
                                                                                          (Unaudited)           (Unaudited)
                                                                                              2003                  2002
                                                                                          -----------           -----------
Operating activities
   Net income ........................................................................    $   537,339           $ 1,473,582
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment ..................      7,738,847             7,665,599
     Amortization of deferred financing costs ........................................        417,334               410,800
     Provision for uncollectible accounts ............................................        399,305               337,766
     Recapture of restructuring charge ...............................................     (2,180,946)                   --
     Lease termination charge ........................................................             --             1,266,184
     Deferred income taxes ...........................................................             --            (3,269,000)
     Loss (gain) on disposal of assets ...............................................        422,679               (42,580)
   Increase (decrease) in cash resulting from changes in assets and liabilities:
     Accounts receivable .............................................................     (1,587,648)           (3,552,478)
     Inventory .......................................................................        240,509               246,078
     Prepaid expenses and other assets ...............................................      1,342,264            (3,084,233)
     Accounts payable ................................................................     (1,382,571)           (1,787,061)
     Accrued expenses ................................................................     (1,721,678)           (2,004,775)
     Income tax refund receivable ....................................................             --             3,522,013
                                                                                          -----------           -----------
       Net cash provided by operating activities .....................................      4,225,434             1,181,895
                                                                                          -----------           -----------
   Investing activities:
     Proceeds from sale of equipment .................................................        200,067                46,230
     Capital expenditures and equipment deposits .....................................     (2,654,614)             (479,664)
                                                                                          -----------           -----------
       Net cash used in investing activities .........................................     (2,454,547)             (433,434)
                                                                                          -----------           -----------
   Financing activities:
     Net payments to revolving line of credit ........................................       (819,501)             (744,039)
     Principal payments on long term borrowings and capital leases ...................       (942,587)              (92,078)
     Deferred financing costs ........................................................        (40,000)                   --
     Payment of stock subscription ...................................................         10,800                28,660
                                                                                          -----------           -----------
       Net cash used in financing activities .........................................     (1,791,288)             (807,457)
                                                                                          -----------           -----------
       Net decrease in cash ..........................................................        (20,401)              (58,996)
   Cash and cash equivalents at beginning of period ..................................        109,297               122,101
                                                                                          -----------           -----------
   Cash and cash equivalents at end of period ........................................    $    88,896           $    63,105
                                                                                          ===========           ===========

   Non-cash investing and financing activities:
     Equipment and equipment deposits included in accounts payable ...................    $ 1,067,943           $   154,737
                                                                                          ===========           ===========
     Equipment financed through capital lease obligations ............................             --           $ 3,591,046
                                                                                          ===========           ===========
     Notes payable issued in connection with lease termination .......................             --           $ 1,091,184
                                                                                          ===========           ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company's financial position as of September 30, 2003, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2002, included in the Company's Annual Report filed on Form 10-K.

2.    New Accounting Pronouncements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the end of the first interim or annual period ending after December 31, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The Company does not currently anticipate any material accounting or disclosure requirement under the provisions of this interpretation.

3.    Inventory.

      Inventory consists of the following:

                                       September 30, 2003    December 31, 2002
      Raw materials ............           $4,153,453           $4,477,238
      Work in process ..........            1,804,860            1,721,584
                                           ----------           ----------
                                           $5,958,313           $6,198,822
                                           ==========           ==========

4.    Other Assets.

      Other assets at September 30, 2003 and December 31, 2002 include equipment deposits of $1,472,149 and $2,988,457, respectively.

5.    Accrued Expenses.

      Accrued expenses at September 30, 2003 and December 31, 2002 include accrued interest payable of $1,842,613 and $4,554,905, respectively.

6.    Restructuring.

      In September 2000, the Company announced a plan to restructure its operations, which resulted in the Company recording a one-time operating expense totaling $11.4 million. The restructuring plan involved the closing of TechniGraphix, Inc. and the Company's Taunton, Massachusetts facility in order to reduce costs and improve productivity. On October 3, 2003, the Company agreed to settle all lease termination claims for $425,000 and, accordingly, reduced the restructuring accrual.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2003 to September 30, 2003:

                                                 January 1,                                    September 30,
                                                   2003                                             2003
                Type of Cost                      Balance        Additions       Deductions        Balance
                                                 ----------      ---------       ----------    -------------
                Lease termination costs         $2,597,000             --        $2,172,000       $425,000

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

      On September 30, 2003, the Company entered into an Amended and Restated Loan and Security Agreement (the "Senior Credit Facility") with a commercial bank for a $20,000,000 revolving credit facility through August 31, 2006. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by all of the assets of the Company. The Senior Credit Facility contains, without limitation, limitations on the payment of dividends, the distribution or redemption of stock, sales of assets and subsidiary stock, limitations on additional Company and subsidiary debt and compliance with certain financial covenants, including without limitation, a fixed coverage charge ratio. As of December 31, 2002 and September 30, 2003, the Company was in compliance with the fixed coverage charge ratio and other applicable financial covenants.

      In May 2000 the Company entered into a five year $500,000 loan agreement with Maryland Industrial and Commercial Redevelopment Fund (MICRF) with interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. The Company has employed at least 543 people in the State of Maryland in each of the years of the loan. As of September 30, 2003, the Company employed over 600 people in the State of Maryland.

8.    Commitments and Contingencies.

      On May 20, 2002, Xerox filed a complaint against Phoenix Color Corp. ("Phoenix") in the United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plans in September 2000. On

July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants and alleging that Phoenix had an account due and owing of $2.7 million and that Phoenix and TechniGraphix were jointly liable for an account due and owing of $.5 million. The parties engaged in discovery and filed cross motions for summary judgment, resulting in Xerox's claims against Phoenix being reduced to $1.9 million. On October 3, 2003, the parties mediated and entered into a preliminary settlement agreement. The parties notified the court of settlement and, on October 21, 2003, the court dismissed the case. Under local rules of the court, the dismissal initially is without prejudice, and the case may be reopened by a party, upon a showing of good cause, during a period of 60 days. The dismissal becomes prejudicial after 60 days of the date of the dismissal order so long as neither party moves to reopen the case before that time. On October 24, 2003, the parties executed a more comprehensive agreement addressing all settlement terms and conditions. The settlement is proceeding as executed in the agreement and, as of this date, the Company does not expect either party to move to reopen the case.

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of its business. Although the outcome of claims and lawsuits against the Company can not be accurately predicted, the Company does not believe that any of the claims and lawsuits described above or in this paragraph, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

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

10.   Income Taxes.

      The Company did not record an income tax provision for the nine months ended September 30, 2003 due to the expected realization of certain deferred tax assets not previously benefited. The Company's effective tax rate for the nine months ended September 30, 2002 was a benefit of 74.7% due to the impact of the reversal of $3.3 million of the Company's valuation allowance associated with net operating loss carry forwards which were carried back to the prior five years in which the Company paid income taxes pursuant to the Jobs Creation and Workers Assistance Act ( the "Act") signed into law in March 2002.

11.   Stock Options

      The Company has one stock-based employee compensation plan which was established in 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to August 2003 no options were issued or outstanding. On August 16, 2003, options to purchase an aggregate of 657 shares of the Company's Class A common stock were issued to key executives of the Company. No stock-based employee compensation cost was reflected in the three and nine month periods ended September 30, 2003 as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant, determined based on a third party valuation of the Company's Class A common stock. The options vest ratably over a three year vesting period. As of September 30, 2003, none of the options are exercisable and 2,178 shares are available for future grants under the terms of the Company's Amended and Restated Stock Incentive Plan.

      Had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, the amount for the three and nine month periods ended September 30, 2003, would have been immaterial.

12.   Subsequent Event

      On October 27, 2003, the Company entered into an interest rate swap agreement to manage interest rate costs relating to its Senior Subordinated Notes, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of the Company's $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the interest rate swap agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on (i) a fixed rate of 8.64% until August 1, 2004 (representing LIBOR as of October 27, 2003 plus 7.42%) and (ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. The agreement does not qualify for hedge accounting and therefore any change in the swap's future value will be recorded through the Company's consolidated statement of operations.

13.   Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

      Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "could," "expects," "believes," "continues" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance our current operations, remaining capital expenditures and internal growth for the year 2003, (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against us, and (iv) anticipated net payments to us through August 1, 2004 pursuant to our interest rate swap. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of September 30, 2003, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $1.1 million, was $19.5 million.

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

Long Lived Assets

      We evaluate quarterly the carrying value of property, equipment and tangible assets for impairment. We consider our historical performance and anticipated future results by evaluating the carrying value of the assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. We recognize an impairment loss on assets when the value of the assets is less than the sum of the expected cash flows from those assets. At September 30, 2003, no impairment exists.

Restructuring

      As part of our restructuring costs, we provided for the estimated cost of the net lease expenses for equipment that was no longer being used. The cost was based on the contractual future minimum lease payments reduced by estimated future sublease receipts. At September 30, 2003, our accrued restructuring liability related to net lease payments and other related charges was reduced to $425,000 based on a settlement of all lease termination claims. The settlement amount was paid on October 24, 2003.

Stock Based Compensation

      The Company discloses information relating to stock-based compensation awards in accordance with SFAS No.123, Accounting for Stock-Based Compensation. ("SFAS 123"), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to such compensation awards. Under the Company's employee stock option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants.

Deferred Tax Valuation Allowance

      As of September 30, 2003, we recorded a valuation allowance of $5.5 million against our net deferred tax assets of approximately $4.9 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                        -------------------------------------  ---------------------------------
                                             2003       %       2002      %      2003      %       2002      %
                                        -------------------------------------  ---------------------------------
Sales .................................     $38.1     100.0    $40.0    100.0   $106.0   100.0    $106.1   100.0
Cost of sales .........................      29.0      76.1     29.0     72.5     83.6    78.9      81.7    77.0
Gross profit ..........................       9.1      23.9     11.0     27.5     22.4    21.1      24.4    23.0
Operating expenses ....................       2.8       7.3      5.0     12.5     12.7    12.0      16.3    15.4
Income from operations ................       6.3      16.6      6.0     15.0      9.7     9.1       8.1     7.6
Interest ..............................       3.0       7.9      3.2      8.0      9.2     8.7       9.6     9.0
Other (Income) expense ................        --        --      0.2      0.5     (0.1)   (0.1)      0.3     0.3
Income (loss) before income taxes .....       3.3       8.7      2.6      6.5      0.6     0.6      (1.8)   (1.7)
Income tax provision benefit...........        --        --       --       --       --      --      (3.3)   (3.1)
Net income.............................       3.3       8.7      2.6      6.5      0.6     0.6       1.5     1.4

Three Months Ended September 30, 2003 and 2002

      Net sales decreased $1.9 million, or 4.8%, to $38.1 million for the three months ended September 30, 2003, from $40.0 million for the same period in 2002. The decrease occurred primarily as a result of decreased sales volume in the components business unit, which resulted from weakness in the publishing industry. Sales of books increased over the prior year period.

      Gross profit decreased $1.9 million, or 17.3%, to $9.1 million for the three months ended September 30, 2003, from $11.0 million for the same period in 2002. This decrease was primarily the result of decreased sales in the component business unit combined with increases in overhead costs in particular for employee benefits.

      Operating expenses decreased $2.2 million or 44.0% to $2.8 million for the three months ended September 30, 2003, from $5.0 million for the same period in 2002. In October 2003, we settled all lease termination claims and accordingly, reversed $2.2 million of a prior restructuring charge associated with lease agreements. This was partially offset by a charge for the loss on equipment dispositions of $400,000. In 2002 we recognized a lease termination charge of $300,000. Excluding non-recurring charges and the reversal of the previous non-cash restructuring charge, operating expenses decreased $100,000 or 2.1% to $4.6 million for the three months ended September 30, 2003, from $4.7 million for the same period in 2002. The decrease was caused primarily by decreases in selling expenses due to reductions in sales personnel in territories that could not support the personnel.

      Interest expense decreased $200,000 to $3.0 million for the three months ended September 30, 2003, from $3.2 million for the same period in 2002, primarily due to reductions in borrowings under the revolving line of credit and repayment of long term debt.

      For the three months ended September 30, 2003 we did not record an income tax provision due to the expected realization of certain deferred tax assets not previously benefited. For the three months ended September 30, 2002, we did not record a tax benefit due to the uncertainty of realizing our deferred tax asset.

      Net income increased $700,000 or 26.9% to $3.3 million for the three months ended September 30, 2003, from $2.6 million for the same period in 2002. The change in net income was due to the factors described above.

Nine Months Ended September 30, 2003 and 2002

      Net sales decreased $100,000, or 0.1%, to $106.0 million for the nine months ended September 30, 2003, from $106.1 million for the same period in 2002. The decrease occurred primarily as a result of decreased sales volume in the components business unit, which resulted from weakness in the publishing industry. Sales of books increased over the prior year period.

      Gross profit decreased $2.0 million or 8.2%, to $22.4 million for the nine months ended September 30, 2003, from $24.4 million for the same period in 2002. This decrease was primarily the result of decreased sales in the component business unit combined with increases in overhead costs associated with the repair and maintenance of our equipment and facilities and employee benefits.

      Operating expenses decreased $3.6 million or 22.1% to $12.7 million for the nine months ended September 30, 2003, from $16.3 million for the same period in 2002. In October 2003, we settled all lease termination claims and accordingly, reversed $2.2 million of a prior restructuring charge associated with net lease payments. This was partially offset by a charge for the loss on equipment dispositions of $400,000. In 2002, we recognized a lease termination charge of $1.8 million. Excluding non-recurring charges and the reversal of the previous non-cash restructuring charge, operating expenses remained unchanged at $14.5 million.

      Interest expense decreased $400,000 to $9.2 million for the nine months ended September 30, 2003, from $9.6 million for the same period in 2002, primarily due to reductions in borrowings under the revolving line of credit and repayment of long term debt.

      For the nine months ended September 30, 2003, we did not record an income tax provision due to the expected realization of certain deferred tax assets not previously benefited For the nine months ended September 30, 2002, we recorded a tax benefit of $3.3 million due to the carryback of net operating losses permitted by the passage of the Jobs Creation and Workers Assistance Act in March 2002.

      Net income decreased $900,000 or 60.0% to $600,000 for the nine months ended September 30, 2003, from $1.5 million for the same period in 2002. The change in net income was due to the factors described above.

      Liquidity and Capital Resources

      During the first nine months of 2003, we used approximately $20,000 of cash. Net cash provided by operating activities was approximately $4.2 million, which consisted principally of (i) net income of $537,000 increased by net non-cash expenses and credits of $6.8 million (consisting of $9.0 million in non--cash expenses reduced by $2.2 million of a non-cash reversal of a prior year restructuring charge), offset by (ii) investment in additional working capital of $3.1 million. Net cash used in investing activities was $2.5 million due to capital and equipment expenditures. Net cash used in financing activities was $1.8 million, resulting primarily from repayments of the Senior Credit Facility and capital lease obligations.

      Working capital increased $4.9 million to $12.9 million as of September 30, 2003, from $8.0 million at December 31, 2002. This increase is primarily attributable an increase in accounts receivable of $1.2 million, a decrease in accounts payable of $0.3 million, a decrease in accrued expenses of $3.9 million due primarily to the reversal of a prior year restructuring charge, and a reduction of accrued interest, offset by reductions in inventory and prepaid expenses and other current assets of $400,000.

      We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($9.9 million as of September 30, 2003) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2003. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

      If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

      In April 2003, we contracted for the acquisition of a $1.8 million eight color printing press to manufacture book components. The equipment vendor has agreed to accept installment payments over a six month period commencing upon delivery of the press in August 2003, and we have paid and we intend to continue paying for it through operating cash flows.

      The following is a summary of our future cash payments under contractual obligations as of September 30, 2003. In the event of a default, many of the contracts provide for acceleration of payments.

                                                                                 Payments Due by Period
                                                                                (in thousands of dollars)
                                                                            Less
      Contractual Obligations                                               than           1-3            4-5          After
                                                             Total         1 year         years          Years        5 years
      Long-Term Debt ..............................        $105,546        $  546        $    --        $   --        $105,000
      Capital Lease Obligations ...................           3,924         1,013          2,026           885              --
      Operating Leases ............................          27,207         6,529         13,739         6,939              --
                                                           --------        ------        -------        ------        --------
      Total Contractual Cash Obligations ..........        $136,677        $8,088        $15,765        $7,824        $105,000
                                                           ========        ======        =======        ======        ========

      The following is a summary of our other commercial commitments by commitment expiration date as of September 30, 2003:

                                                                    Amount of Commitment Expiration Per Period
                                                                             (in thousands of dollars)
                                                                      Less
                                                                      than           1-3              4-5            After
      Other Commercial Commitments                  Total            1 year         Years             years         5 years
      Lines of Credit ......................       $20,000           $    --       $20,000           $    --        $    --
                                                   -------           -------       -------           -------        -------
      Total Commercial Commitments .........       $20,000           $    --       $20,000           $    --        $    --
                                                   =======           =======       =======           =======        =======

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      Our exposure to interest rate changes was immaterial as of September 30, 2003, because approximately 93% of our debt bore a fixed rate of interest.

      On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Senior Subordinated Notes, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt. Under our interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on (i) a fixed rate of 8.64% until August 1, 2004 (representing LIBOR as of October 27, 2003 plus 7.42%) and (ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears.

      Our interest rate swap is subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We expect to receive net payments of approximately $580,000 under the interest rate swap between October 27, 2003 and August 1, 2004. If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955% at or after August 1, 2004, the amount we would have to pay each quarter pursuant to our interest rate swap would exceed the amount we would receive each quarter pursuant to the swap. The interest rate swap agreement is subject to the risk of early termination, under certain circumstances, possibly at a time unfavorable to us. There can be no assurances that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing interest rate swap expires or is terminated.

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, (as defined in 17 CRF 240.13(a) - 15(e) and 240.15(d) - 15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

      There has been no change in the Company's internal controls over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On May 20, 2002, Xerox filed a complaint against Phoenix Color Corp. ("Phoenix") in the United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to the Company's restructuring plans in September 2000. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants and alleging that Phoenix had an account due and owing of $2.7 million and that Phoenix and TechniGraphix were jointly liable for an account due and owing of $.5 million. The parties engaged in discovery and filed cross motions for summary judgment, resulting in Xerox's claims against Phoenix being reduced to $1.9 million. On October 3, 2003, the parties mediated and entered into a preliminary settlement agreement. The parties notified the court of settlement and, on October 21, 2003, the court dismissed the case. Under local rules of the court, the dismissal initially is without prejudice, and the case may be reopened by a party, upon a showing of good cause, during a period of 60 days. The dismissal becomes prejudicial after 60 days of the date of the dismissal order so long as neither party moves to reopen the case before that time. On October 24, 2003, the parties executed a more comprehensive agreement addressing all settlement terms and conditions. The settlement is proceeding as executed in the agreement and, as of this date, the Company does not expect either party to move to reopen the case.

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of its business. Although the outcome of claims and lawsuits against the Company can not be accurately predicted, the Company does not believe that any of the claims and lawsuits described above or in this paragraph, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

Item 2. Change in Securities and Use of Proceeds.

      None.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits. Exhibits filed as part of this report are listed below:

10.1  Phoenix Color Corp. Amended and Restated Stock Incentive Plan.

10.2 Nonstatutory Stock Option Grant Agreement No. 2 under the Phoenix Color Corp. Amended and Restated Stock Incentive Plan, granted to Edward Lieberman, dated August 16, 2003.

10.3 Nonstatutory Stock Option Grant Agreement No. 3 under the Phoenix Color Corp. Amended and Restated Stock Incentive Plan, granted to John Carbone, dated August 16, 2003.

10.4 Amendment No. 1 to Executive Employment Agreement by and between Phoenix Color Corp. and Louis LaSorsa, dated August 16, 2003.

10.5 Amendment No. 1 to Executive Employment Agreement by and between Phoenix Color Corp. and Edward Lieberman, dated August 16, 2003.

10.6 Amendment No. 1 to Executive Employment Agreement by and between Phoenix Color Corp. and John Carbone, dated August 16, 2003.

10.7 Amended and Restated Loan and Security Agreement by and among Phoenix Color Corp., PCC Express, Inc., TechniGraphix, Inc., Phoenix (Md.) Realty, LLC, Phoenix Color Fulfillment, Inc., the Lenders identified on Schedule 1.1(a) thereto, and Wachovia Bank, National Association, as Agent, dated September 30, 2003.

10.8 Amended and Restated Revolving Credit Note by Phoenix Color Corp., PCC Express, Inc., TechniGraphix, Inc., Phoenix (Md.) Realty, LLC and Phoenix Color Fulfillment, Inc., and issued to Wachovia Bank, National Association, dated September 30, 2003.

10.9 Reaffirmation of Master Pledge Agreement by the Pledgors signatory thereto to and for the benefit of Wachovia Bank, National Association, as Agent for the Lenders and as Issuing Bank, dated September 30, 2003.

10.10 Reaffirmation of Subsidiary Pledge Agreement by Phoenix Color Corp. to and for the benefit of Wachovia Bank, National Association, as Agent for the Lenders and as Issuing Bank, dated September 30, 2003.

10.11 Amendment to Master Deed of Trust, Security Agreement and Assignment of Leases and Rents by and between Phoenix Color Corp. and Wachovia Bank, National Association, as Collateral Agent, dated September 30, 2003.

10.12 Amendment to Master Deed of Trust, Indemnity Deed of Trust, Security Agreement and Assignment of Leases and Rents by and between Phoenix (Md.) Realty, LLC and Wachovia Bank, National Association, as Collateral Agent, dated September 30, 2003.

10.13 Trademarks and Licenses Security Agreement by Phoenix Color Corp. and delivered to Wachovia Bank, National Association, as Agent, dated September 30, 2003.

10.14 Master Agreement dated as of October 27, 2003, by and among Wachovia Bank, National Association, Phoenix Color Corp., PCC Express, Inc., TechniGraphix, Inc., Phoenix (MD) Realty, LLC and Phoenix Color Fulfillment, Inc.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            Current Report on Form 8-K filed August 18, 2003, and furnishing under Item 12, our financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2003

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