Form 10-K
period 2003-12-31
PHOENIX COLOR CORP
filed 2004-03-29
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                    333-50995
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

      As of June 30, 2003, Phoenix had no voting or non-voting common equity registered under the Securities Exchange Act of 71934, as amended. There is no trading market for the common equity of Phoenix.

      As of March 15, 2004, there were 11,100 shares of Phoenix's Class A Common Stock issued and outstanding and 7,794 of Phoenix's Class B Common Stock issued and outstanding.

                       Documents Incorporated by Reference

      None.

                                Table of Contents

Item No.                          Name of Item                          Page No.

Part I
  Item 1.  Business .....................................................      2
  Item 2.  Properties ...................................................      8
  Item 3.  Legal Proceedings ............................................      9
  Item 4.  Submission of Matters to a Vote of Security Holders ..........      9

Part II
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters ........................................      9
  Item 6.  Selected Consolidated Financial Data .........................      9
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................     12
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...     20
  Item 8.  Financial Statements and Supplementary Data ..................     20
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ........................     20
Item 9A    Controls and Procedures ......................................     20

Part III
  Item 10. Directors and Executive Officers of the Registrant ...........     21
  Item 11. Executive Compensation .......................................     22
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters .................     27
  Item 13. Certain Relationships and Related Transactions ...............     28

  Item 14  Principal Accountant Fees and Services .......................     28

Part IV
  Item 15  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K ...................................................     29

                           Forward Looking Statements

      Some of the statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "could," "expects," "believes," "continues" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance our current operations, remaining capital expenditures and internal growth for the year 2004, and (iii) the outcome of any claims and lawsuits filed, threatened to be filed or pending against us. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

EXPLANATORY NOTE

      During 2003, the Company determined that its revolving line of credit should have been classified as a current liability. The 2002 consolidated balance sheet has been restated to reflect this change, which had the impact of increasing current liabilities by $9,082,100 at December 31, 2002.

ITEM 1. BUSINESS

      Unless the context requires otherwise, "Phoenix," "we," "us," and "our" refers to Phoenix Color Corp. and its subsidiaries.

Overview

      We manufacture books and book components. We manufacture heavily illustrated multicolor books and one and two color hard and soft cover books. Book components include book jackets, paperback covers, pre-printed case covers for hardcover books, illustrations, endpapers and inserts. We generate revenues primarily through the sale of books and book components to book publishers. Book publishers generally design book components to enhance the sales appeal of the books. The production of book components requires specialized equipment, materials and finishes and often demands high-quality, intricate work. As a result, many leading publishers rely on specialty printers such as Phoenix to supply high quality book components

      In developing and growing our business, we have emphasized:

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

Restructuring

      During 2000, we announced a plan to restructure our operations, which resulted in our closing a subsidiary operation and our Taunton, Massachusetts facility. We negotiated settlements with respect to certain operating leases for equipment previously included in our restructuring provision, which resulted in a reduction of $304,000 and $2,181,000 in the years 2001 and 2003, respectively.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2000 to December 31, 2003:

                                                            Lease
                                                         Termination            Facility
                                                             Costs               Closing              Totals
                                                          ----------------------------------------------------
            January 1, 2000 ...................           $       --           $       --           $       --
            Additions .........................            3,729,000              325,000            4,054,000
            Payments ..........................               73,000              325,000              398,000
                                                          ----------------------------------------------------
            Balance December 31, 2000..........            3,656,000                   --            3,656,000
            Reductions ........................              304,000                   --              304,000
            Payments ..........................              378,000                   --              378,000
                                                          ----------------------------------------------------
            Balance December 31, 2001.........             2,974,000                   --            2,974,000
            Payments ..........................              377,000                   --              377,000
                                                          ----------------------------------------------------
            Balance December 31, 2002 .........            2,597,000                   --            2,597,000
            Reductions ........................            2,181,000                   --            2,181,000
            Payments ..........................              416,000                   --              416,000
                                                          ----------------------------------------------------
            Balance December 31, 2003 .........           $       --           $       --           $       --
                                                          ====================================================

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

      To limit the costs associated with maintaining inventory, many of our customers have instituted inventory controls to limit the amount of inventory held by them. As a result, we and other specialty printers are under increasing pressure to process orders quickly and efficiently. We have been able to meet the demands of our customers by investing in modern printing and finishing equipment, and digital communications and information network, as well as operating our facilities on a 24-hour basis, seven days a week. As an additional service, we provide real-time job status and plant capacity information to our customers over the Internet.

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

      Printing and Finishing Services.

      We manufacture book components, heavily illustrated multicolor books, and one and two color hard and soft cover books. We manufacture book components by using 19 modern high-speed, sheet-feed offset lithographic printing presses capable of printing up to eight colors in a single pass, some of which can print both sides of the sheet at the same time, and most with inline coaters. We protect the manufactured book components by applying an ultraviolet liquid coating or laminating different types of film such as polypropelene and mylar. We also offer a plethora of in-house services, including foil stamping, selected and overall embossing, selected and overall liquid coatings and die cutting.

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

      We print one and two color hard and soft cover books in our manufacturing plant in Maryland, which has two single color web presses and two two-color web presses. Our workflow for the production of books is completely digital. In connection with the manufacture of books, we offer perfect binding, saddle wire binding and hard cover casing-in.

      Distribution and Logistics.

      We operate our own tractor-trailers to deliver a majority of our products. This enables us to reduce transportation costs and to save one or more days of delivery time in fulfilling customer requirements. The tractor-trailers are also used to distribute raw materials among our manufacturing plants.

      Technology.

      We continue to invest in new technology to ensure modern highly efficient production capabilities. We archive negative film and digital files to facilitate reorders. We also have state of the art printing presses, foil stamping presses, finishing equipment and binding equipment.

      Before printing, we provide customers with a color accurate digital proof of their jobs, which our customers must approve. We can transfer digital files within our facilities and to our customers who have been provided with the appropriate equipment. Proofs for book manufacturing consist of bound galleys, which are digitally printed and bound. We may also receive or transmit files from or to our customers through the Internet in various formats, including PDF and HTML, among others.

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

      We generally obtain annual pricing commitments from our suppliers, but such commitments are not legally binding. Nevertheless, our vendors have historically complied with commitments made to us. We generally pass through material costs to our customers and believe that in the event of material price increases by vendors, we could pass such increases through to our customers.

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

      Sales of book components represented 60.1%, 63.2% and 65.6% of our net sales in the years ended December 31, 2003, 2002 and 2001, respectively. Sales of book components for use in general interest books accounted for 52.1% of our net book component sales for the year 2003, 47.8% for 2002 and 50.1% for 2001. Sales of book components to publishers of educational materials accounted for 24.9% of net book component sales in 2003 and 2002 and 24.3% in 2001, and sales to publishers of business-related books accounted for 6.9%, 9.4% and 7.8% of net book component sales in 2003, 2002 and 2001, respectively. Sales of book components to all other book publishers, accounted for 16.1%, 17.9% and 17.8% of net book component sales in 2003, 2002 and 2001, respectively.

      We began selling heavily illustrated multicolor books to publishers of juvenile books in the fourth quarter of 1998. We are continuing to expand our customer base of both juvenile and non-juvenile illustrated multicolor book customers. Sales of heavily illustrated multicolor books represented 17.5%, 17.6% and 17.1% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

      We opened our one and two color hard and soft cover book manufacturing facility in Hagerstown, Maryland in July 1999. Sales of hard and soft cover books represented 22.4%, 19.2% and 17.3% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. We manufacture hard and soft cover books for virtually all segments of the book publishing industry.

Customers

      We have a base of over 400 active customers, including many of the leading publishing companies in the world. Among our largest customers are HarperCollins, Pearson Publishing, Simon & Schuster, Random House, Holtzbrinck Publishers, McGraw-Hill, Time Warner, Thomson Learning, John Wiley &

Sons, Thomas Nelson, Oxford University Press, and W.W. Norton, many of which have been our customers since our inception in 1979. Many of these customers have decentralized operations in which purchasing decisions are made by various divisions. Pearson Publishing and HarperCollins Publishers accounted for 16.5% and 15.3%, respectively, of our net sales in 2003. Harper Collins Publishers and Pearson Publishing accounted for 14.1%, and 13.7%, respectively, of our net sales in 2002. Our ten largest customers accounted for approximately 71.0% and 70.2% of net sales in 2003 and 2002, respectively. The loss of any one or more of our ten largest customers would be detrimental to our operating results.

Sales

      We have a direct sales force consisting of 21 sales representatives located throughout the U.S. We reduced our sales force in 2003 by 14 people to conform the number of sales personnel assigned to each territory to the size of the market represented by that territory. We train our sales force to provide superior service to customers, which we believe will allow us to capture a greater share of the business from our existing publishing customers, and to identify potential new customers, including smaller regional publishers. We train our sales personnel in techniques of selling and technical training in the manufacturing process. We have established a marketing department, which works with our sales department to promote our services, including participating in publishing industry trade shows.

Backlog

      We do not operate with any backlog at our book component and heavily illustrated multicolor books facilities. We pre-schedule orders at our one and two color hard and soft cover book facility to insure each job is delivered on the date wanted by the customer, but pre-scheduled jobs are not firm commitments and are subject to cancellation by the customer. Both we and our customers share the same goal: processing orders on demand in the shortest possible time frame.

Competition

      The printing industry in general, and the printing and manufacturing of books in particular, are extremely competitive. Over the past several years, there has been significant consolidation in the publishing industry, such that fewer publishers control a greater share of the market. Although there are still many small, independent publishers, they do not wield the leverage held by major publishing houses. In addition, many of the larger publishers have become part of much larger media companies with in-house production capabilities, and are driven to maximize profits. These factors have combined to cause pricing pressures for book and book component manufacturers.

      We compete in the printing and manufacturing of books with dominant printers in the industry, consisting of R.R. Donnelley, Quebecor/World and Banta Corporation, as well as smaller companies such as Von Hoffmann Corporation and Courier Corp. All of the dominant printers and some of the smaller printers have significantly more revenues and assets than us. We also compete with book component printers, such as Coral Graphics, which offer services similar to ours to the publishing industry.

      Competitive factors in the printing of book components and the manufacture of complete books include price, quality, speed of production and delivery, use of technology and the ability to service specialized customer needs on a consistent basis. Many of the largest publishers also have contracts with book printers to insure that the publishers' products are printed on a preferred basis in the event manufacturing availability becomes limited. The cost of moving film or digital files from one printer to another is a disincentive for publishers to order reprints from a printer other than the printer that completed the original print job. In both the printing and manufacturing of books and book components, we believe that we compete by offering a high level of service that many customers, particularly medium sized publishers, are unaccustomed to receiving from our competitors. We also compete with our book component competitors by being able to perform in-house all services required by publishers.

Employees

      As of December 31, 2003, we had 769 employees, of whom 8 were engaged in management, 38 in finance, administration and billing, 72 in sales, sales support and customer service, 14 in information systems and technological development, 15 in transportation and 622 in manufacturing. None of our employees are represented by unions, and we believe we have satisfactory relations with our workforce.

Working Capital

      Through careful management, we have increased our working capital to $1.9 million at December 31, 2003 compared to a negative $1.7 million and negative $4.4 million at December 31, 2002 and 2001, respectively. We maintain inventories at the lowest levels possible while still fulfilling customer orders, relying on our vendors to provide adequate inventory for delivery within 24 hours. We supply all of the materials for our book component and New Jersey facilities, whereas certain large publishers provide paper at our one and two color book manufacturing facility. We provide terms consistent with norms in the industry for payment of invoices from customers. Smaller publishers generally request more favorable payment terms, which we sometimes grant in accordance with the publishers' respective financial stability, but never in excess of 90 days and with limits on overall credit advanced. We make no sales on consignment.

ITEM 2. PROPERTIES

      Our corporate and administrative offices are located in one of our two adjacent manufacturing facilities in Hagerstown, Maryland. We lease various manufacturing and regional sales offices. A summary of the location, size and nature of the principal facilities appears below:

                                                                                        Leased/Owned;         Square
Location                                               Use                             Expiration Date        Footage
--------                                               ---                             ---------------        -------
Hagerstown, MD                 Corporate offices; printing, prepress and              Owned                   114,000
                               finishing for book components
Hagerstown, MD                 Printing, prepress and finishing for book components   Owned                    86,000
New York City, NY              Prepress and sales                                     Leased; 10/31/09         11,000
Rockaway, NJ                   Printing, prepress and finishing for complete books    Leased; 3/31/08          90,000
Hagerstown, MD                 Printing, prepress and binding for complete books      Owned                   170,000

      All owned real property collateralizes our senior credit facility pursuant to our Amended and Restated Credit Agreement with Wachovia Bank, N.A. dated September 30, 2003 (the "Senior Credit Facility").

      We believe that our existing facilities are suitable and adequate for our current and short term future needs, without the necessity of major investment in plant or equipment. We believe our book component and New Jersey facilities operate at approximately 75% of capacity, while our Maryland book manufacturing facility operates at approximately 50% of capacity.

ITEM 3. LEGAL PROCEEDINGS

      On May 20, 2002, Xerox filed a complaint against Phoenix Color Corp. (for purposes of this Item 3, "Phoenix") in the United States District Court for the District of Maryland alleging accounts due and owing pursuant to various equipment leases between Xerox and Phoenix's subsidiary TechniGraphix, Inc. ("TechniGraphix"). TechniGraphix ceased operations pursuant to our restructuring plan in September 2000. On July 19, 2002, Xerox filed an amended complaint naming Phoenix and TechniGraphix as defendants and alleging that Phoenix had an account due and owing of $2.7 million and that Phoenix and TechniGraphix were jointly liable for an account due and owing of $.5 million. We and Xerox engaged in discovery and filed cross motions for summary judgment, resulting in Xerox's claims against us being reduced to $1.9 million. On October 3, 2003, we mediated the dispute and entered into a preliminary settlement agreement. We and Xerox notified the court of settlement and, on October 21, 2003, the court dismissed the case.

      We are not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of our business. Although the outcome of claims and lawsuits against us can not be accurately predicted, we do not believe that any potential claims and lawsuits existing as of the date of this Annual Report on Form 10-K, will individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows for any quarterly or annual period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      No established public trading market exists for our Class A Common Stock or Class B Common Stock. As of March 15, 2004 there were eleven holders of record of our Class A Common Stock and two holders of record of our Class B Common Stock.

      We did not declare or pay any dividends on our capital stock in the past three years. We expect to retain future earnings, if any, to finance the growth and development of our business. Thus, we do not intend to declare or pay dividends on our capital stock for the foreseeable future. Further, our Senior Credit Facility prohibits, and the indenture governing our 10-3/8% Senior Subordinated Notes (the "Indenture") restricts, the payment of dividends. Under the terms of the Indenture, we may not pay dividends unless we are not in default under the Indenture and we would, after giving effect to the dividend, be in compliance with certain financial criteria, as set forth in the Indenture.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial information is derived from our Consolidated Financial Statements and related Notes thereto as of December 31, 1999 through 2003 and for the years then ended. PricewaterhouseCoopers LLP, independent auditors, has audited our Consolidated Financial Statements for the years ended December 31, 1999 through 2003. PricewaterhouseCoopers LLP's report on our Consolidated Financial Statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 is included as
Item 8 of this Form 10-K. The selected consolidated financial information set forth below should be read with our Consolidated Financial Statements, the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  Years Ended December 31,
                                                            1999(1)          2000            2001            2002            2003
                                                            -------          ----            ----            ----            ----
                                                                                   (dollars in thousands)
Statement of Operations Data:
Sales ..............................................      $ 141,338       $ 150,758       $ 132,260       $ 137,961       $ 136,676

Cost of sales ......................................        109,357         121,742         107,590         107,556         108,917
Gross profit .......................................         31,981          29,016          24,670          30,405          27,759

Operating expenses:
Selling and marketing expenses .....................          5,688           6,840           7,721           7,652           6,633
General and administrative .........................         17,168          17,511          15,619          12,172          13,455
(Gain) loss on sale of assets (2) ..................            358           2,630             122             (33)            614
Restructuring charge (credit) (3) ..................             --          11,425            (304)             --          (2,181)
Impairment charge (4) ..............................             --              --              --             745              --
Lease termination charge (5) .......................             --              --              --           1,760              --
Total operating expenses ...........................         23,214          38,406          23,158          22,296          18,521
Income (loss) from operations ......................          8,767          (9,390)          1,512           8,109           9,238
Interest expense ...................................         14,939          12,943          12,374          12,675          12,066
Other (income) expense .............................           (282)           (116)           (253)            344               2

Loss before income taxes: ..........................         (5,890)        (22,217)        (10,609)         (4,910)         (2,830)
Income tax (benefit) provision .....................         (1,046)         (7,055)          4,400          (3,269)             --
Net loss ...........................................      $  (4,844)      $ (15,162)      $ (15,009)      $  (1,641)      $  (2,830)

Balance Sheet Data (at year end):
Cash and cash equivalents ..........................      $     271       $     368       $     122       $     109       $      64
Total assets .......................................        151,505         133,072         122,402         119,044         111,780
Total debt (including capital lease obligations) ...        114,362         114,180         117,902         119,626         116,101

Total stockholders' equity (deficit) ...............         12,471          (2,653)        (17,624)        (19,233)        (22,049)

Other Financial Data:
Depreciation and amortization expense ..............      $  15,637       $  15,436       $  13,955       $  10,330       $  10,631
Capital expenditures (6) ...........................         17,871           7,431           5,254           5,830           4,840
EBITDA (7) .........................................         24,686           6,162          15,720          18,095          19,867
Ratio of earnings to fixed charges (8) .............             --              --              --              --              --

(1) In January and February 1999, we acquired Mid-City Lithographers, Inc. and TechniGraphix, Inc., respectively.

(2)   Reflects non-cash (gains) and losses on sale of capital assets.

(3) Reflects, in 2000, a charge for closing the operations of TechniGraphix, Inc. and the Taunton, Massachusetts facility, of which approximately $7.5 million are non-cash expenses, and in 2001 and 2003, reversals of part of the charge due to a negotiated settlement of certain lease obligations.

(4) Reflects a charge for a decrease, under a settlement of a lawsuit, of the amount owed to us by Krause America.

(5) Reflects a charge for the cancellation of a lease on the Taunton, Massachusetts facility. See Note 5 of Notes to Consolidated Financial Statements.

(6) Includes property and equipment acquired for cash or financed through notes, deposits and capital leases. See Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

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

                                                           1999           2000            2001            2002            2003
                                                           ----           ----            ----            ----            ----
        Pretax income (loss) ....................      $  (5,890)      $ (22,217)      $ (10,609)      $  (4,910)      $  (2,830)
        Interest expense ........................         14,939          12,943          12,374          12,675          12,066
        Depreciation and amortization expense ...         15,637          15,436          13,955          10,330          10,631
                                                       -------------------------------------------------------------------------
        Total EBITDA ............................      $  24,686       $   6,162       $  15,720       $  18,095       $  19,867
                                                       =========================================================================

(8) In calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (which includes amortization of deferred financing costs), whether expensed or capitalized, and, that portion of rental expense on operating leases estimated to be attributable to interest. For 1999, 2000, 2001 2002 and 2003 the ratio of earnings to fixed charges was less than one-to-one. The dollar amount by which the earnings, as defined above, were insufficient to cover fixed charges was $6.3 million, $22.2 million, $10.6 million $4.9 million and $2.8 million in the years 1999, 2000, 2001, 2002, and 2003, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our "Selected Consolidated Financial Data" and the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

      In 2003, Phoenix's twenty-fifth year of operation, we reported sales of $136.7 million, a decrease of 0.9% over the prior year. In recent years we have seen a trend towards greater consolidation, such that fewer publishers control a greater share of the market. In addition, larger publishers have become part of much larger media companies with in-house capabilities and a drive to maximize profits. Concurrently, we have seen a softening in the number and size of orders to book manufacturers, creating excess capacity. These factors have combined to cause pricing pressures for book and book component manufacturers.

      Phoenix has responded to these developments by implementing cost cutting initiatives and striving to increase efficiencies in the manufacturing process, while reducing waste. We believe that the next few years will see a resurgence in the book publishing industry, but we do not anticipate a material change in current pricing patterns. We believe that we will be better positioned to benefit from such resurgence due to cost cutting measures we have taken.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States. To prepare our financial statements, we must make certain judgments and estimates which affect the reporting of assets and liabilities, both real and contingent, and income and expenses. Assets and liabilities which are continually re-evaluated include, but are not limited to, allowances for doubtful accounts, inventories, goodwill, income taxes, restructuring, contingencies and litigation. We use our best judgment when making estimates, based on the current facts and historical experience with respect to numerous factors that are difficult to predict and beyond management's control. Because we are making judgments when we make estimates, actual results may differ materially from these estimates. We believe our estimates are reasonable under the circumstances based on our critical accounting policies used in preparing our financial statements.

      Management believes that the following policies are critical accounting policies, as defined by the Securities and Exchange Commission (the "SEC"). The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and might change in subsequent periods. We discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in the Notes to the Consolidated Financial Statements.

Revenue Recognition

      We recognize revenue upon shipment of our products to or on behalf of our customers. No sales are made on consignment.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of December 2003, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.3 million, was $18.8 million. We believe the allowance is reasonable.

Inventory

      Our inventory, which is physically counted monthly, is stated at the lower of cost or market value, as determined under the first-in, first-out ("FIFO") method. We do not maintain an inventory of finished goods as all product manufactured is for a specific order and is shipped upon completion.

Intangible Assets

      Our goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. Our total goodwill of $13.3 million consists of $4.7 million and $8.6 million associated with the 1996 and 1999 acquisitions of New England Book Holding Corporation, and Mid-City Lithographers, Inc., respectively. Prior to 2002, we amortized goodwill over its estimated useful life. In January 2002 we adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and ceased to amortize goodwill. We now test for impairment to the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed. In 2003, we performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, we may be required to recognize an impairment charge to the asset.

Long Lived Assets

      We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and record any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets. As of December 31, 2003, we do not believe there was any impairment to the value of our physical assets.

Restructuring

      We record restructuring charges when we close a facility and there are unsatisfied obligations such as lease expenses. In September 2000, we took such a charge with respect to a restructuring plan that included closing TechniGraphix, Inc. and our Taunton, Massachusetts facility. The charge was based on the estimated costs of closing the facility including future minimum lease payments reduced by any future sublease receipts. At the end of 2003, we reduced our accrued restructuring liability to zero based on settlement of all outstanding claims related to net lease payments.

Deferred Tax Valuation Allowance

      As of December 31, 2003, we recorded a valuation allowance of $6.1 million against our total deferred tax assets of $13.5 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statements of Operations:

                                                                           Years Ended December 31,
                                                                           ------------------------

                                                                            (dollars in thousands)
                                                                            ----------------------

                                                            2003                     2002                     2001
                                                            ----                     ----                     ----
                                                        $          %             $          %             $          %
                                                       ---        ---           ---        ---           ---        ---
Sales ........................................      136,676      100.0       137,961      100.0       132,260      100.0
Cost of sales ................................      108,917       79.7       107,556       78.0       107,590       81.3
Gross profit .................................       27,759       20.3        30,405       22.0        24,670       18.7
Operating Expenses:
Selling and marketing expenses ...............        6,633        4.9         7,652        5.5         7,721        5.8
General and administrative expenses ..........       13,455        9.8        12,172        8.8        15,619       11.8
Loss (gain) on sale of assets ................          614        0.4           (33)        --           122        0.1
Restructuring credit .........................       (2,181)      (1.6)           --         --          (304)      (0.2)
Impairment charge ............................           --         --           745        0.5            --         --
Lease termination charge .....................           --         --         1,760        1.3            --         --
Total operating expenses .....................       18,521       13.5        22,296       16.1        23,158       17.5
Income  from operations ......................        9,238        6.8         8,109        5.9         1,512        1.2
Interest expense .............................       12,066        8.8        12,675        9.2        12,374        9.4

Other(income)  expense ......................            2         --           344        0.2          (253)      (0.2)

Loss before income taxes .....................       (2,830)      (2.0)       (4,910)      (3.5)      (10,609)      (8.0)
Income tax (benefit) provision ...............           --         --        (3,269)      (2.4)        4,400        3.3

Net loss .....................................       (2,830)      (2.0)       (1,641)      (1.1)      (15,009)     (11.3)

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Sales decreased $1.3 million or 0.9% to $136.7 million for the year ended December 31, 2003, from $138.0 million for the same period in 2002. This decrease was primarily the result of a decrease in the volume of sales of book components of 5.7% and of complete books manufactured in Rockaway, New Jersey of 1.1% offset by increases in sales of complete books manufactured in Hagerstown, Maryland of 5.7%. Overall sales of complete books increased 7.1% to $54.4 million for the year ended December 31, 2003 from $50.8 million for the same period in 2002 due to increased volume resulting from our ability to meet customers' expectations with respect to quality and timely delivery. The decrease in overall sales is primarily the result of a soft book publishing market, with shorter runs, excess manufacturing capacity and more aggressive pricing.

      Gross profit decreased $2.6 million or 8.6% to $27.8 million for the year ended December 31, 2003, from $30.4 million for the same period in 2002, and the gross profit margin decreased to 20.3% for the year ended December 31, 2003, from 22.0% for the same period in 2002. The decrease in the gross profit margin was primarily attributable to decreased sales and increases in combined material and overhead costs as a percentage of sales, which were 62.2% for the year ended December 31, 2003 compared to 60.5% for the same period in 2002. Labor as a percentage of sales remained unchanged between the years.

      Operating expenses decreased $3.8 million or 17.0% to $18.5 million for the year ended December 31, 2003, from $22.3 million for the same period in 2002. Selling, general and administrative expenses increased $300,000 or 1.5% to $20.1 million for the year ended December 31, 2003, from $19.8 million for the same period in 2002, which is primarily attributable to a $750,000 increase in the provision for doubtful accounts attributable to one customer based on the customer having filed for bankruptcy, a $260,000 increase in administrative compensation and a $200,000 increase in legal costs associated with litigation which was concluded in 2003, partially offset by decreases in sales compensation and other selling expenses of $800,000. In 2003 we recognized $2.2 million from the recovery of a prior year restructuring charge as a result of the resolution in 2003 of disputes regarding equipment leases. In 2002, we incurred a non-cash charge of $745,000 for the write down of our receivable relating to our lawsuit with Krause America, and a lease termination charge of $1.8 million for cancellation of our lease at our Taunton, Massachusetts facility.

      Interest expense decreased $600,000 or 4.7% to $12.1 million for the year ended December 31, 2003, from $12.7 million for the same period in 2002. The decrease was the result of lower average outstanding debt under the revolving line of credit combined with lower interest rates.

      For the year ended December 31, 2003, we did not record a provision for income taxes due to the uncertainty of the realization of certain deferred tax assets created in 2003. In 2002, we recorded a tax benefit of $3.3 million with an effective rate of 66.5%. The tax benefit was recognized due to a decrease in the valuation allowance in 2002 resulting from the passage of the Jobs Creation and Workers Assistance Act in March 2002.

      Net loss increased $1.2 million to a loss of $2.8 million for the year ended December 31, 2003, from a loss of $1.6 million for the same period in 2002. The decrease was due to the factors described above.

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

Liquidity and Capital Resources

      Our cash and cash equivalents were approximately $64,000 at December 31, 2003 and $109,000 at December 31, 2002. Under the terms of our Senior Credit Facility, our cash receipts are applied to reduce our revolving line of credit on a daily basis. Our primary source of liquidity is cash from operations, which increases and decreases our revolving line of credit, and is supplemented from time to time by capital leases and notes payable.

      On September 30, 2003, we entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank N.A. providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. As of December 31, 2003, the outstanding aggregate principal of the Senior Credit Facility was $6.8 million, bearing interest at the rate of 3.8% per annum, and we had the ability to borrow an additional $10.3 million in accordance with the terms of our agreement. Our borrowings under the Senior Credit Facility are collateralized by substantially all of our assets. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends and distributions and the redemption of stock, limitations on the sale of assets, compensation of executives and on additional debt, and other financial and non-financial covenants, including a requirement that we maintain a defined fixed coverage ratio. As of December 31, 2003 and 2002, we were in compliance with the covenants of the Senior Credit Facility.

      The Senior Credit Facility provides for interest at a base rate plus an applicable margin which varies depending on our attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on our attaining certain leverage ratios but only if we are not in default of any of the covenants of the Senior Credit Facility. At December 31, 2003 and 2002, the weighted average interest rates on our borrowings under the Senior Credit Facility were 3.7% and 4.6%, respectively.

      On February 2, 1999, we issued $105.0 million in 10-3/8% Senior Subordinated Notes maturing on February 2, 2009. The proceeds from the issuance of the Senior Subordinated Notes were used to repay substantially all of our existing debt, including capital leases, and to invest in our expansion. The Indenture contains limitations on the payment of dividends, and distributions, the redemption of stock, and the sale of assets and subsidiary stock, as well as limitations on additional debt, and requires that we maintain certain non-financial covenants.

      On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Indenture, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on (i) a fixed rate of 8.64% until August 1, 2004 (representing LIBOR as of October 27, 2003 plus 7.42%) and
(ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. The interest rate swap does not qualify for hedge accounting and therefore any change in the swap's future value will be recorded as a non-cash charge or income through our consolidated statement of operations. We expect to save approximately $580,000 from inception of the swap to August 1, 2004. If interest rates remain relatively stable over the period of the swap, savings on bond interest could approximate an additional $1 million. If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955% at or after August 1, 2004, the amount we would have to pay each quarter pursuant to our interest rate swap would exceed the amount we would receive each quarter pursuant to the swap.

      We have operating lease arrangements for printing equipment. Rental expense related to such leases was approximately $5.4 million for 2003, $4.9 million for 2002 and $4.5 million for 2001. The increases from 2002 to 2003 and 2001 to 2002 were due, in substantial part, to the addition of new operating leases in 2002 for printing and binding equipment at the Maryland book manufacturing facility.

      Our net cash from operations increased $3.2 million, or 64.0% to $8.2 million for the year ended December 31, 2003, from $5.0 million for the same period in 2002. Net cash flows from operations increased by $3.8 million to $5.0 million for the year ended December 31, 2002, from $1.2 million for the year ended December 31, 2001. The 2003 operating cash flow reflects a loss of (i) $2.8 million offset by (ii) (a) $11.1 million of non-cash charges partially offset by (b) approximately $100,000 attributable to increases in working capital primarily due to an increase in accounts receivable offset by a reduction in prepaid and other assets. The 2002 operating cash flow reflects a loss of (i) $1.6 million offset by (ii) (a) $10.0 million of non-cash charges partially offset by (b) approximately $3.4 million attributable to increases in working capital, primarily the paydown of certain trade payables. The 2001 operating cash flow reflects a loss of $15.0 million increased by $20.0 million of non-cash charges and offset by $3.8 million increases in working capital.

      Our cash used in investing activities was $4.6 million, $1.4 million, and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, for the acquisition of plant and equipment. We invested an additional $4.3 million in equipment in 2002, which was funded through capital leases, and accordingly did not require the outlay of funds.

      Our cash used in financing activities was $3.6 million, and $3.7 million for the years ended December 31, 2003 and 2002. Our cash provided by financing activities was $3.4 million for the year ended 2001. We reduced our debt under our revolving line of credit by $2.3 million and $3.3 million in 2003 and 2002, respectively, compared to an increase of $3.7 million for the year 2001.

      The following is a summary of our future payments under contractual obligations as of December 31, 2003. In the event of a default, many of the contracts provide for acceleration of payments.

                                                                                 Payments Due by Period
                                                                                (in thousands of dollars)
      Contractual Obligations                                           Less than          1-3            4-5           After
                                                           Total          1 year          years          Years         5 years
      Long-Term Debt (1) ..........................       $105,909       $    409       $    500       $     --       $105,000
      Capital Lease Obligations ...................          3,661          1,010          2,020            631             --
      Operating Leases ............................         26,970          7,028         13,716          5,632            594
                                                          --------------------------------------------------------------------
      Total Contractual Cash Obligations ..........       $136,540       $  8,447       $ 16,236       $  6,263       $105,594
                                                          ====================================================================

(1) The amounts stated are the expected amounts of Phoenix's commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered.

      The following is a summary of our other commercial commitments by commitment expiration date as of December 31, 2003:

                                                                      Amount of Commitment Expiration Per Period
                                                                                (in thousands of dollars)
                                                                    Less than             1-3           4-5         After
      Other Commercial Commitments                          Total     1 year             Years         Years       5 years
      Lines of Credit (1) .........................       $ 20,000      $ 20,000      $     --      $     --      $     --
                                                          ----------------------------------------------------------------
      Total Commercial Commitments ................       $ 20,000      $ 20,000      $     --      $     --      $     --
                                                          ================================================================

(1) The line of credit is the maximum amount we could borrow and does not represent the amount of debt outstanding under the line of credit.

      Capital expenditures totaled $4.6 million for 2003, $6.6 million for 2002, of which $4.3 million was financed through a capital lease, and $4.9 million for 2001. We have traditionally invested in facilities and equipment to increase capacity, improve efficiency, maintain high levels of productivity and meet customer needs. Our primary capital expenditures have been for prepress, pressroom and finishing equipment and plant construction.

      We currently estimate our capital expenditures for 2004 will total approximately $3.8 million. The capital expenditures are principally for the replacement of existing equipment including printing presses, finishing equipment and prepress equipment. As of December 31, 2003, we had not met the required consolidated coverage ratio under the Indenture and therefore, we are unable to incur more than $5 million of additional new indebtedness for capital expenditures until we attain the consolidated coverage ratio as defined in the Indenture. As of December 31, 2003, we have used $3.4 million of the $5 million available for equipment indebtedness pursuant to the Indenture.

      We believe that in 2004 funds generated from operations and funds available under the Senior Credit Facility ($10.3 million as of December 31, 2003) will be sufficient to complete our budgeted capital expenditures and service our debt. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

Recent Accounting Standards

      The following is a discussion of recently issued accounting standards that we have adopted.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and have adopted the amendments to the disclosure provisions of SFAS No. 148.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise's involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities defined as Special Purpose Entities ("SPE's") the provisions must be applied for the first interim or annual period ending after December 15, 2003. For all other variable interest entities, the provisions must be applied for the first interim or annual period ending after March 15, 2004. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities which qualify as an SPE and therefore the adoption of this standard for the year ending December 31, 2003 did not have any effect on our financial position and results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for all financial instruments created or modified after May 31, 2003 and otherwise was effective July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this standard did not have any effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 9A. CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of this report, Phoenix carried out an evaluation under the supervision and with the participation of Phoenix's management, including Phoenix's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Phoenix's disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Phoenix's disclosure controls and procedures are adequate to ensure that material information relating to Phoenix required to be included in Phoenix's periodic reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in Phoenix's internal controls or in other factors that could significantly affect Phoenix's controls subsequent to the date of that evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our Board of Directors is composed of seven members, of which there are now five incumbents and two vacancies. Our Directors generally serve for one-year terms and until their successors are duly elected and qualified. We have three executive officers. Executive officers generally serve for one-year terms and until their successors are duly appointed and qualified.

      The following table sets forth certain information regarding our current directors and executive officers:

Directors and Executive Officers       Age                               Positions
--------------------------------       ---                               ---------
Louis LaSorsa ...................       57       Chairman, Chief Executive Officer and Director
Edward Lieberman ................       61       Executive Vice President, Chief Financial Officer, Secretary and Director
John Carbone ....................       45       Executive Vice President, Chief Operating Officer Book Components, and
                                                 Director
David Rubin .....................       47       Director
Earl S. sWellschlager ...........       56       Director

Louis LaSorsa has been with us since our inception in 1979, when he became Vice President, Sales and Marketing. Mr. LaSorsa has been President of Phoenix since 1982, was elected Chairman and Chief Executive Officer in 1996, and is involved in the management of all areas of our operations, planning and growth. Mr. LaSorsa has been a director of Phoenix since 1979.

Edward Lieberman joined us in 1981, has been Executive Vice President, Chief Financial Officer and Secretary since February 1988, and is responsible for financial information, general financing, legal matters, human resources and benefits. From 1967 to 1981, Mr. Lieberman, a certified public accountant, was a principal of Louis Lieberman & Company, an independent public accounting firm. Mr. Lieberman has been a director of Phoenix since 1983.

John Carbone joined us in 1981, has been Executive Vice President, Chief Operating Officer Book Components since February 2001. Prior to becoming Executive Vice President and Chief Operating Officer Book Components, Mr. Carbone held the positions of Vice President of Manufacturing/Hagerstown, Vice President of Operations/New York, and Vice President of Sales. Mr. Carbone has been a director of Phoenix since 1997.

David Rubin was elected a director of Phoenix in February 1998, and is a partner in the firm J.H. Cohn LLP, a privately-held accounting and consulting firm which services a wide range of manufacturing, distribution and service oriented client companies. Between 1984 and 2003, Mr. Rubin was employed by Don Aux Associates, and served as Corporate Vice President and director, assuming the presidency in 1998. In February 2003, Mr. Rubin became a principal of Videre Consulting, LLP, which was subsequently merged into J.H. Cohn LLP.

Earl S. Wellschlager has served as a director of Phoenix since March 2000. Mr. Wellschlager, a partner with Piper Rudnick LLP, has a business law practice, including significant experience with closely held companies and shareholder dispute resolution. He currently serves as outside or United States counsel to approximately twenty domestic and foreign companies, both publicly and privately held.

Directors Compensation

      Our directors who are also employees of Phoenix do not receive additional compensation for their services as directors. Our non-employee directors receive annual director compensation of $10,000 cash.

Committees of the Board of Directors

      We have a compensation committee consisting of our outside directors, Earl
S. Wellschlager and David Rubin, each of whom are principals in their respective companies, each of which provide services to us.

      We have a disclosure committee consisting of our outside directors, Earl.
S. Wellschlager and David Rubin, and Edward Lieberman, Executive Vice President and Chief Financial Officer.

      We have an audit committee consisting of our outside directors, Earl. S. Wellschlager and David Rubin, each of whom are principals in their respective companies, each of which provide services to us. Based on its review of the criteria to be met by Audit Committee Financial Experts, the Board of Directors does not believe that either Mr. Wellschlager or Mr. Rubin would be described as an Audit Committee Financial Expert. Each of Mr. Wellschlager and Mr. Rubin has made significant contributions and provided valuable service to Phoenix. The Board of Directors believes that each of Mr. Wellschlager and Mr. Rubin has demonstrated that he is capable of (i) understanding generally accepted accounting principles and financial statements; (ii) assessing the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) analyzing and evaluating Phoenix's financial statements; (iv) understanding internal control over financial reporting; and
(v) understanding Audit Committee functions. Given the business experience of Messrs. Wellschlager and Rubin, the Board of Directors believes that Messrs. Wellschlager and Rubin are qualified to carry out all duties and responsibilities of Phoenix's Audit Committee. At this time, the Board of Directors does not believe it is necessary to actively search for an outside person to serve on the Board of Directors who would qualify as an Audit Committee Financial Expert.

      We have adopted a Code of Ethics applicable to our officers, directors and employees, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the three years ended December 31, 2003 by the Chief Executive Officer and the three other most highly compensated executive officers of Phoenix, including both fixed salary compensation and discretionary management incentive compensation ("Bonus").

                           Summary Compensation Table

                                              Annual Compensation
                                                                               Securities
                                                                               Underlying      Other Annual
                                                     Salary       Bonus         Options      Compensation (1)
Name and Principal Position                Year        ($)         ($)            (#)              ($)

Louis LaSorsa ..................           2003      506,591     435,536           --             105,474
Chief Executive Officer                    2002      506,586     435,966           --             115,480
                                           2001      554,162     439,330           --                  --
Edward Lieberman ...............           2003      352,956     277,395          415              57,417
Chief Financial Officer                    2002      353,054     247,826           --              63,114
                                           2001      368,457     219,665           --                  --
Mitchell Weiss .................           2003       43,962          --           --              88,441
Vice President                             2002      255,448          --           --               3,479
                                           2001      193,234      57,113           --                  --
John Carbone ...................           2003      279,933     255,590          242               4,234
Vice President                             2002      288,667     243,336           --               3,479
                                           2001      272,625     219,665           --                  --

(1) Other annual compensation for Louis LaSorsa consists of life insurance premiums in the amount of $68,253 for each of the years 2003 and 2002, auto lease payments in the amount of $32,987 and $43,748 for the years 2003 and 2002, respectively, and contributions to the Employee Stock Bonus Plan allocable to him in the amounts of $4,234 and $3,479 for the years 2003 and 2002, respectively. Other annual compensation for Edward Lieberman consists of life insurance premiums in the amount of $43,420 for each of the years 2003 and 2002, auto lease payments in the amount of $9,763 and $16,215 for the years 2003 and 2002, respectively, and contributions to the Employee Stock Bonus Plan allocable to him in the amounts of $4,234 and $3,479 for the years 2003 and 2002, respectively. Other annual compensation for John Carbone consists of contributions to the Employee Stock Bonus Plan allocable to him in the amounts of $4,234 and $3,479 for the years 2003 and 2002, respectively. Other annual compensation for Mitchel Weiss consists of contributions to our Employee Stock Bonus Plan allocable to him in the amount of $3,479 for the year 2002 and his vested balance in the Employee Stock Bonus Plan distributed to him in the amount of $88,441 in the year 2003.

      We implemented the 2002 Stock Incentive Plan in August of 2002. The Compensation Committee has authorized 2,835 shares to be acquired under the plan, of which 657 options have been granted consisting of 242 options to John Carbone and 415 options to Edward Lieberman.

      The following table sets forth information concerning grants to the Named Executive Officers of options to purchase shares of Phoenix's Common Stock granted in 2003.

                             OPTIONS GRANTED IN 2003

                                                                                                        Potential realizable value
                                                       Individual Grants(1)                               at assumed annual rates
                              -----------------------------------------------------------------               of stock price
                                            Percent of total                                              appreciation for option
                                           options granted to    Exercise price                                   term(2)
                              Options       all employees in        per share        Expiration         --------------------------
            Name                (#)            fiscal year             ($)              Date              5%($)           10%($)
     ---------------------    -------      ------------------    --------------      ----------          -------         -------
     Louis LaSorsa .......       --                 0%                N/A                N/A                 N/A             N/A
     Edward Lieberman ....      415             63.17%                661             8/16/2013          159,465         404,117
     Mitchell Weiss ......       --                 0%                N/A                N/A                 N/A             N/A
     John Carbone ........      242             36.83%                661             8/16/2013           92,990         235,654

----------

(1)   Exercisable beginning August 2006.

(2) The assumed annual rates of stock price appreciation of 5% and 10% are required by the Securities and Exchange Commission to be used for illustration purposes and are not intended to forecast possible future appreciation, if any, of Phoenix's Class A Common Stock.

      The following table sets forth information with respect to option exercises by and year-end values during 2002 for the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND OPTION VALUES AT END OF FISCAL YEAR

                                                                    Number of unexercised       Value of unexercised in-the-
                                                                          options at               money options at fiscal
                                                                      fiscal year-end(#)               year-end($)(1)
                                      Shares                    ----------------------------    ----------------------------
                                   acquired on       Value
              Name                 exercise(#)    Realized($)   Exercisable    Unexercisable    Exercisable    Unexercisable
     -------------------           -----------    -----------   -----------    -------------    -----------    -------------
     Louis LaSorsa .........            --            --             --              --              --              --
     Edward Lieberman ......            --            --             --             415              --              --
     Mitchell Weiss ........            --            --             --              --              --              --
     John Carbone ..........            --            --             --             242              --              --

----------

(1) There is no public market for Phoenix's stock. All stock underlying the stock options in the table is estimated by management to have a value approximately equal to its exercise price.

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

      The Executive Employment Agreement with Mr. LaSorsa provides that he shall serve as our Chairman of the Board of Directors, Chief Executive Officer and President and be paid an annual base salary of $494,000, subject to any increases that may be determined by our Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Lieberman provides that he shall serve as our Executive Vice President, Chief Financial Officer, and Secretary and be paid an annual base salary of $343,500, subject to any increases that may be determined by our Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Carbone provides that he shall serve as our Executive Vice President and Chief Operating Officer/Book Components and be paid an annual base salary of $253,800, subject to any increases that may be determined by our Board of Directors based on periodic reviews.

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

Employee Stock Bonus and Ownership Plan

      Our Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") was established in 1980, initially as a profit-sharing, tax-qualified retirement plan, and later as a stock bonus plan. Employees become participants on any June 30 or December 31 after they complete one year of service. Annual contributions by us to the Stock Bonus Plan are discretionary, and have been made in the form of our stock and cash. Contributions are allocated among all Stock Bonus Plan participants, based on the proportion which each participant's eligible compensation bears to the total compensation of all participants. Our contributions for participants become vested for each participant in equal installments over a six-year period of continuing service. The Trustees of the Stock Bonus Plan are Louis LaSorsa and Edward Lieberman, and the Stock Bonus Plan held 1,000 of our Class A Common Stock and 6,794 shares of our Class B Common Stock as of December 31, 2003. The Class B Common Stock is non-voting stock. See "Security Ownership of Certain Beneficial Owners and Management."

                     SHARES ALLOCATED TO EXECUTIVE EMPLOYEES
                               IN LAST FISCAL YEAR

                                  Number of Shares, Units or     Performance Or Other Period Until
                 Name                Other Rights (1), (2)            Maturation Or Payout(3)
       Louis LaSorsa ..........              653                                --

       Edward Lieberman .......              452                                --

       John Carbone ...........              242                                --

(1) All shares awarded to participants under the Employee Stock Bonus and Ownership Plan (the "Stock Bonus Plan") during the fiscal year ended December 31, 2003 or otherwise are shares of Class A and Class B Common Stock of Phoenix Color. Contributions of cash or stock by Phoenix to the Stock Bonus Plan are allocated among all participants based on the proportion to which each participant's eligible compensation bears to the total compensation of all participants. Participants become vested in the contributions to the Stock Bonus Plan in equal installments over a six-year period of continuing service. For more information, see "Executive Compensation--Employee Stock Bonus and Ownership Plan."

(2) The Stock Bonus Plan does not provide for threshold or maximum payouts (or equivalent items) for participants.

(3) Each participant in the Stock Bonus Plan becomes eligible to receive a payout of the vested portion of his or her account upon termination of the participant's employment with Phoenix. A participant's account balance is deemed 100% vested under the terms of the Stock Bonus Plan upon (a) reaching age 55 or (b) participating in the Stock Bonus Plan for six years, whichever is later. A participant may defer his or her benefit payments under the Stock Bonus Plan by electing to continue his or her participation beyond the deemed retirement date. No participant may participate in contributions to the Stock Bonus Plan, however, unless he or she is employed by Phoenix. Benefits under the Stock Bonus Plan are paid in either shares of stock or one or more cash payments, whichever the participant elects to receive.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITIES MATTERS.

                            EQUITY COMPENSATION PLANS

      The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2003.

                                                                                                 Number of securities
                                                                                               remaining available for
                                      Number of securities to be       Weighted-average         future issuance under
                                        issued upon exercise of        exercise price of      equity compensation plans
                                         outstanding options,        outstanding options,       (excluding securities
           Plan Category               warrants and other rights     warrants, and rights      reflected in column (a))
           -------------               -------------------------     --------------------      ------------------------
                                                  (a)                         (b)                          (c)
Equity compensation plans
approved by security holders                       --                          --                           --

Equity compensation plans not
approved by security holders                      657                         661                        2,178

See Note 10 to our Consolidated Financial Statements for description of material features of stock option plan.

      The following table sets forth information with respect to the beneficial ownership of our Class A and Class B Common Stock as of March 15, 2004 by (i) each person known by us to own beneficially more than five percent of the outstanding Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of the named executive officers listed under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them. Our capital stock is not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and, as a result, stockholders holding more than five percent of any class of our capital stock are not required to file beneficial ownership reports with the Securities and Exchange Commission.

                                                                              Class              Class
                                                                               A(1)       %       B(2)       %      Total       %
                                                                               ----      ---      ----      ---     -----      ---
    Louis LaSorsa .......................................................     1,084      9.8       569      7.3     1,653      8.7
    Edward Lieberman ....................................................     1,058      9.5       394      5.1     1,452      7.7
    John Biancolli ......................................................     1,032      9.3       217      2.8     1,249      6.6
    John Carbone ........................................................     1,031      9.3       211      2.7     1,242      6.6
    Thomas Newell .......................................................     1,021      9.2       145      1.9     1,166      6.2
    Dion von der Lieth ..................................................     1,007      9.1        45      0.6     1,052      5.6
    Henry Burk ..........................................................     1,000      9.0        --       --     1,000      5.3
    Ronald Burk .........................................................     1,000      9.0        --       --     1,000      5.3
    Anthony DiMartino ...................................................     1,063      9.6       425      5.5     1,488      7.9
    Bruno Jung ..........................................................     1,045      9.4       309      4.0     1,354      7.2
    Judith Lieberman ....................................................        --       --     1,000     12.8     1,000      5.3
    David Rubin .........................................................        --       --        --       --        --       --
    Earl S. Wellschlager ................................................        --       --        --       --        --       --
    Louis LaSorsa and Edward Lieberman, as Trustees under the Stock Bonus
       Plan (3) .........................................................     1,000      9.0     6,794     87.2     7,794     41.3
    All directors and executive officers as a group  (5 persons) ........     3,173     28.6     1,174     15.1     4,347     23.0

(1) For each individual identified in this table, 1,000 Class A voting shares are held directly by such named individual, and the amount in excess of 1,000 shares represents Class A shares held by the Stock Bonus Plan and for the benefit of the participants. Shares held by the Stock Bonus Plan for the benefit of the individuals can only be voted by the trustees of the Stock Bonus Plan.

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

      On September 30, 2003, we entered into a Senior Credit Facility with Wachovia Bank N.A. In connection with our Senior Credit Facility, all of our shareholders except Anthony DiMartino, Judith Lieberman, Dion von der Lieth and the Stock Bonus Plan executed confirmations of a Stock Pledge Agreement executed in September 1998, pursuant to which all of their respective shares of our stock were pledged as security for our obligations under the loan agreement. The Stock Pledge Agreement requires such shares to remain pledged during the term of the Senior Credit Facility. For information regarding each of our shareholders, see "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Earl S. Wellschlager, a director of Phoenix is a partner in a law firm that serves as counsel to Phoenix. We paid the law firm approximately $605,000, $320,000 and $610,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, no amounts were owed to the law firm.

      We utilize the services of a management consulting firm in which David Rubin, a director of Phoenix, is also a partner. We paid the consulting firm approximately $194,000, $289,000, and $143,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, $34,124 and
$24,264, respectively, was owed to the consulting firm and was included in accounts payable.

      We utilize the services of a prepress systems integration firm of which Edward Lieberman and Louis LaSorsa each own 6.7%. We paid the firm approximately $434,000, $541,000 and $501,000 for the years ended December 31, 2003, 2002 and
2001, respectively. Nothing was owed as of December 31, 2003 and $25,904 was owed as of December 31, 2002 to the systems integration firm and was included in accounts payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

      The principal accountant billed us an aggregate of $134,600 for 2003 and $116,750 for 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of our financial statements included in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such years.

Audit-Related Fees.

      In addition to the amounts disclosed above, the principal accountant billed us an aggregate of $30,540 for 2003 and $13,000 for 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements. Audit services include the testing of our books and records so our accountants can form an opinion that there are no material misstatements in the financial statements and that both the annual and quarterly interim financial statements have been prepared in accordance with generally accepted accounting principles.

Tax Fees.

      The principal accountant billed us an aggregate of $77,006 for 2003 and $69,787 for 2002 for professional services rendered by the principal accountant for tax return preparation, tax advice related thereto and representation before the Internal Revenue Service.

All Other Fees.

      In addition to the amounts disclosed above, the principal accountant billed us an aggregate of $3,745 for 2003 and $6,800 for 2002 for services provided by the principal accountant for the evaluation and research related to certain accounting matters.

Audit Committee Pre-Approval.

      The Audit Committee's policy is to pre-approve all audit and non-audit services provided by Phoenix's independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our Audit Committee pre-approved our engagement of our principal accountant to provide the audit, audit-related and tax services described above, which represented 98.5% and 96.7%, of the total fees we paid our principal accountant in 2003 and 2002, respectively. Our principal accountant performed all work only with its full time permanent employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) The following consolidated financial statements of Phoenix are included in Item 8 of the Form 10-K:

            Index to Financial Statements.

            Report of Independent Auditors.

            Consolidated Balance Sheets at December 31, 2003 and
              December 31, 2002.

            Consolidated Statements of Operations as of December 31, 2003,
              December 31, 2002 and December 31, 2001.

            Consolidated Statements of Changes in Stockholders' Deficit as of
              December 31, 2003, December 31, 2002 and December 31, 2001.

            Consolidated Statements of Cash Flows as of December 31, 2003,
              December 31, 2002 and December 31, 2001.

            Notes to Consolidated Financial Statements.

   (2) Report of Independent Auditors on Financial Statement Schedule Valuation and Qualifying Accounts.

            Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   (3)      See Item 15(c) of this Form 10-K

(b)         Reports on Form 8-K.

            On November 13, 2003, we filed a Current Report on Form 8-K attaching our third quarter 2003 earnings release.

(c)         Exhibits.

Exhibit
Number                          Description
------                          -----------

12.1        Statement re: calculation of ratio of earnings to fixed charges.

12.2        Statement re: computations of EBITDA.

14.1        Code of Ethics and Business Conduct.

21.1        Subsidiaries of Phoenix.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Phoenix Color Corp. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hagerstown, State of Maryland, on March 26, 2004.

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

Signature                                            Title                                              Date
/s/ Louis LaSorsa                   Chairman, Chief Executive Officer                             March 26, 2004
--------------------------          and Director
Louis LaSorsa


/s/ Edward Lieberman                Executive Vice President, Chief                               March 26, 2004
--------------------------          Financial Officer, Secretary and Director
Edward Lieberman


/s/ John Carbone                    Executive Vice President, Chief Operating Officer             March 26, 2004
--------------------------          Book Component Manufacturing, and Director
John Carbone


/s/ Earl S. Wellschlager            Director                                                      March 26, 2004
--------------------------
Earl S. Wellschlager


/s/ David Rubin                     Director                                                      March 26, 2004
--------------------------
David Rubin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 as amended, by Registrants That Have Not Registered Securities Pursuant to Section 12 of such Act

      We have not provided any of our security holders a proxy statement, form of proxy or other proxy soliciting material sent to more than ten of our security holders with respect to any annual or other meeting of our security holders. As of the date of this Annual Report on Form 10-K, we have not provided to our security holders an annual report covering our last fiscal year.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors.........................................      F-2
Consolidated Balance Sheets............................................      F-3
Consolidated Statements of Operations..................................      F-4
Consolidated Statements of Changes in Stockholders' Deficit............      F-5
Consolidated Statements of Cash Flows..................................      F-6
Notes to Consolidated Financial Statements.............................      F-8

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Phoenix Color Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Phoenix Color Corp. and its subsidiaries (the "Company") as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully disclosed in Note 1, the 2002 consolidated financial statements have been restated to classify the Revolving line of credit to a current liability.

                                         PricewaterhouseCoopers LLP

Baltimore, Maryland
February 27, 2004

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31,
                                                                                                -----------------------------------
                                                                                                                           2002
                                                                                                    2003               As restated
                                                                                                -------------         -------------
                                      ASSETS
Current assets:
     Cash and cash equivalents .........................................................        $      63,714         $     109,297
     Accounts receivable, net of allowance for doubtful accounts and
     rebates of $2,345,715 in 2003 and $1,524,631 in 2002 ..............................           18,846,859            18,343,018
     Inventory .........................................................................            5,642,108             6,198,822
     Prepaid expenses and other current assets .........................................            3,045,703             2,645,563
                                                                                                -------------         -------------
        Total current assets ...........................................................           27,598,384            27,296,700

Property, plant and equipment, net .....................................................           57,799,341            62,254,886
Goodwill ...............................................................................           13,302,809            13,302,809
Deferred financing costs, net ..........................................................            2,443,698             2,885,048
Other assets ...........................................................................           10,635,423            13,304,922
                                                                                                -------------         -------------
        Total assets ...................................................................        $ 111,779,655         $ 119,044,365
                                                                                                =============         =============
                    LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable .....................................................................        $     409,194         $     545,592
     Capital lease obligations .........................................................              831,169               725,060
     Revolving line of credit ..........................................................            6,827,929             9,082,100
     Accounts payable ..................................................................            8,556,760             7,344,110
     Accrued expenses ..................................................................            9,064,919            11,306,811
                                                                                                -------------         -------------
        Total current liabilities ......................................................           25,689,971            29,003,673
10-3/8% Senior subordinated notes ......................................................          105,000,000           105,000,000
MICRF Loan .............................................................................              500,000               500,000
Notes Payable ..........................................................................                   --               409,194
Capital lease obligations ..............................................................            2,533,018             3,364,187
Other liabilities ......................................................................              105,447                    --
                                                                                                -------------         -------------
        Total liabilities ..............................................................          133,828,436           138,277,054
                                                                                                -------------         -------------

Commitments and contingencies
Stockholders' deficit
     Common Stock, Class A, voting, par value $0.01 per share,
        20,000 authorized shares, 14,560 issued shares and 11,100
        outstanding shares .............................................................                  146                   146
     Common Stock, Class B, non-voting, par value $0.01 per share,
        200,000 authorized shares, 9,794 issued shares and 7,794
        outstanding shares .............................................................                   98                    98
     Additional paid in capital ........................................................            2,126,804             2,126,804
     Accumulated deficit ...............................................................          (22,392,167)          (19,561,675)
     Stock subscriptions receivable ....................................................              (14,432)              (28,832)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000  shares ........           (1,769,230)           (1,769,230)
                                                                                                -------------         -------------
        Total stockholders' deficit ....................................................          (22,048,781)          (19,232,689)
                                                                                                -------------         -------------
        Total liabilities & stockholders' deficit ......................................        $ 111,779,655         $ 119,044,365
                                                                                                =============         =============

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                        2003                 2002                 2001
                                                                    -------------       -------------       -------------
Sales ...................................................           $ 136,675,957       $ 137,961,176       $ 132,260,064
Cost of sales ...........................................             108,917,124         107,556,491         107,589,769
                                                                    -------------       -------------       -------------
Gross profit ............................................              27,758,833          30,404,685          24,670,295
                                                                    -------------       -------------       -------------
Operating expenses:
     Selling and marketing expenses .....................               6,632,742           7,651,865           7,721,743
     General and administrative expenses ................              13,454,850          12,172,332          15,619,292
     Loss (gain) on disposal of assets ..................                 613,877             (32,918)            121,782
     Impairment charge ..................................                      --             744,395                  --
     Lease termination charge ...........................                      --           1,759,836                  --
     Restructuring credit ...............................              (2,180,945)                 --            (303,881)
                                                                    -------------       -------------       -------------
Total operating expenses ................................              18,520,524          22,295,510          23,158,936
                                                                    -------------       -------------       -------------
Income from operations .................................               9,238,309           8,109,175           1,511,359

Other expenses:
     Interest expense ...................................              12,066,393          12,674,946          12,374,252
     Other expense (income) .............................                   2,408             344,659            (253,693)
                                                                    -------------       -------------       -------------
Loss before income taxes ................................              (2,830,492)         (4,910,430)        (10,609,200)
Income tax (benefit) provision ..........................                      --          (3,269,000)          4,399,661
                                                                    -------------       -------------       -------------
Net loss ................................................           $  (2,830,492)      $  (1,641,430)      $ (15,008,861)
                                                                    =============       =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                                                                     Common Stock
                                                        ------------------------------------------
                                                               Class A                Class B          Additional
                                                        --------------------   -------------------       Paid-in
                                                        Shares      Amount     Shares      Amount        Capital
                                                        ------     --------    ------     --------     ----------
Balance at December 31, 2000 ...............            14,560     $    146     9,794     $     98     $2,126,804
Payment of stock subscription ..............                --           --        --           --             --
Net loss .................... ..............                --           --        --           --             --
                                                        ------     --------     -----     --------     ----------

Balance at December 31, 2001 ...............            14,560          146     9,794           98      2,126,804
Payment of stock subscription ..............                --           --        --           --             --
Net loss .................... ..............                --           --        --           --             --
                                                        ------     --------     -----     --------     ----------

Balance at December 31, 2002 ...............            14,560          146     9,794           98      2,126,804
Payment of stock subscription ..............                --           --        --           --             --
Net loss .................... ..............                --           --        --           --             --
                                                        ------     --------     -----     --------     ----------
Balance at December 31, 2003 ...............            14,560     $    146     9,794     $     98     $2,126,804
                                                        ======     ========     =====     ========     ==========



                                                                             Stock             Treasury Stock             Total
                                                         Accumulated     Subscription     -----------------------     Stockholders'
                                                           Deficit        Receivable       Shares         Amount          Deficit
                                                        ------------     ------------     -------     -----------     -------------
Balance at December 31, 2000 ...............            $ (2,911,384)     $  (99,492)       5,460     $(1,769,230)     $ (2,653,058
Payment of stock subscription ..............                      --          38,400           --              --            38,400
Net loss .................... ..............             (15,008,861)             --           --              --       (15,008,861)
                                                        ------------      ----------      -------     -----------      ------------

Balance at December 31, 2001 ...............             (17,920,245)        (61,092)       5,460      (1,769,230)      (17,623,519)
Payment of stock subscription ..............                      --          32,260           --              --            32,260
Net loss .................... ..............              (1,641,430)             --           --              --        (1,641,430)
                                                        ------------      ----------      -------     -----------      ------------

Balance at December 31, 2002 ...............             (19,561,675)        (28,832)       5,460      (1,769,230)      (19,232,689)
Payment of stock subscription ..............                      --          14,400           --              --            14,400
Net loss .................... ..............              (2,830,492)             --           --              --        (2,830,492)
                                                        ------------      ----------      -------     -----------      ------------
Balance at December 31, 2003 ...............            $(22,392,167)     $  (14,432)       5,460     $(1,769,230)     $(22,048,781)
                                                        ============      ==========      =======     ===========      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                     2003               2002               2001
                                                                                 ------------       ------------       ------------
Operating activities:
     Net loss .............................................................      $ (2,830,492)      $ (1,641,430)      $(15,008,861)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization of property, plant and equipment ....        10,630,696         10,330,505         11,274,079
        Amortization of goodwill ..........................................                --                 --          2,681,256
        Amortization of deferred financing costs ..........................           542,625            549,912            528,701
        Provision for uncollectible accounts ..............................         1,377,288            485,472            413,125
        Deferred income taxes .............................................                --         (3,269,000)         5,025,118
        Lease termination charge ..........................................                --          1,266,184                 --
        Impairment charge .................................................                --            744,395                 --
        Change in fair value of interest rate swap ........................           105,447                 --                 --
        Restructuring credit ..............................................        (2,180,945)                --           (303,881)
        Loss (gain) on disposal of assets .................................           613,877            (32,918)           386,179
     Increase (decrease) in cash resulting from changes in assets and liabilities:
        Accounts receivable ...............................................        (1,881,129)           777,697            276,700
        Inventory .........................................................           556,714            229,702           (926,980)
        Prepaid expenses and other assets .................................         1,125,763         (4,029,431)        (3,416,082)
        Accounts payable ..................................................           154,097         (4,472,197)           321,027
        Accrued expenses ..................................................           (60,947)           549,395           (138,830)
        Income tax refund receivable ......................................                --          3,536,004             57,763
                                                                                 ------------       ------------       ------------
           Net cash provided by operating activities ......................         8,152,994          5,024,290          1,169,314
                                                                                 ------------       ------------       ------------
     Investing activities:
        Proceeds from sale of equipment ...................................           252,644            128,250            391,500
        Capital expenditures ..............................................        (4,839,521)        (1,502,103)        (5,254,466)
                                                                                 ------------       ------------       ------------
           Net cash used in investing activities ..........................        (4,586,877)        (1,373,853)        (4,862,966)
                                                                                 ------------       ------------       ------------
     Financing activities:
        Net (payments) proceeds from revolving line of credit .............        (2,254,171)        (3,312,841)         3,735,899
        Proceeds from long term borrowings ................................                --                 --                 --
        Principal payments on long term borrowings and capital leases .....        (1,270,652)          (382,660)           (13,388)
        Debt financing costs ..............................................          (101,277)                --           (313,024)
        Payment of stock subscription .....................................            14,400             32,260             38,400
                                                                                 ------------       ------------       ------------
           Net cash provided by (used in) financing activities ............        (3,611,700)        (3,663,241)         3,447,887
                                                                                 ------------       ------------       ------------
           Net decrease in cash ...........................................           (45,583)           (12,804)          (245,765)
        Cash and cash equivalents at beginning of year ....................           109,297            122,101            367,866
                                                                                 ------------       ------------       ------------
        Cash and cash equivalents at end of year ..........................      $     63,714       $    109,297       $    122,101
                                                                                 ============       ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)

                                                                                           Year Ended December 31,
                                                                                   2003               2002                  2001
                                                                               -----------        ------------         ------------
Supplemental cash flow disclosures:
        Cash paid for interest ........................................        $11,645,202        $ 12,087,426         $ 11,928,179
        Cash paid for income taxes, net of (refunds) received .........        $        --        $ (3,356,004)        $   (683,220)
Non-cash investing and financing activities:
     Equipment and deposits included in accounts payable ..............        $ 1,990,072        $    931,517         $     74,109
     Equipment financed through capital lease obligations .............        $        --        $  4,328,091         $         --
     Notes payable issued in connection with lease
     termination ......................................................        $        --        $  1,091,184         $         --

        The accompanying notes are an integral part of these consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

      Organization

      Phoenix Color Corp. and its subsidiaries (the "Company") manufacture book components, which include book jackets, paperback covers, pre-printed case covers, inserts and endpapers, at its headquarters in Hagerstown, MD and complete books at its facilities in Rockaway, NJ and Hagerstown, MD. Customers consist of major publishing companies as well as smaller publishing companies throughout the United States.

      Restatement

      During 2003, the Company determined that its revolving line of credit should have been classified as a current liability. The 2002 consolidated balance sheet has been restated to reflect this change, which had the impact of increasing current liabilities by $9,082,100 at December 31, 2002.

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

      Customers that accounted for more than 10% of net sales are as follows:

                                           Customer       Customer
                                           --------       --------
                                              A               B
                                           --------       --------
               Net Sales
                    2003 ...........         17%             15%
                    2002 ...........         14%             14%
                    2001 ...........         13%             12%

      The Company currently purchases its paper and printing supplies from a limited number of suppliers. There are a number of other suppliers of these materials throughout the U.S., and management believes that these other suppliers could provide similar printing supplies and paper on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, and a possible loss of sales, which could adversely affect operating results.

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

      The Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized. Prior to the start of 2002, the corporation followed the provisions of APB Opinion No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to be benefited. That period ranged from 8 to 20 years. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No 142 is adopted. The Company annually evaluates the carrying value of goodwill and recognizes impairment charges as required by SFAS 142. There was no impairment of goodwill upon adoption of SFAS No. 142 in 2002 and the Company has determined that no impairment exists as of and for the years ending December 31, 2003 and 2002, respectively.

      In order to permit the comparison of net income in 2003 and 2002 with that of 2001, the following table presents those amounts adjusted to exclude amortization expense related to goodwill had SFAS No. 142 been in effect for 2001.

                                                            Years Ended December 31
                                                      2003           2002              2001
                                                      ----           ----              ----
      Net loss reported .............             ($2,830,492)    ($1,641,430)     ($15,008,861)

      Goodwill amortization .........                      --              --         2,681,256
                                                  -----------     -----------      ------------
      Adjusted net loss .............             ($2,830,492)    ($1,641,430)     ($12,327,605)
                                                  ===========     ===========      ============

      Deferred Financing Costs

      Deferred financing costs incurred in connection with the issuance of 10-3/8% Senior Subordinated Notes in February 1999 (see Note 5) are being amortized using the straight-line method over a ten year period. Deferred financing costs incurred during 2003 in connection the with the Company's Amended and Restated Credit Agreement with Wachovia Bank, N.A. dated September 30, 2003 (the "Senior Credit Facility") are being amortized using the straight line method over a three year period.

      Long-lived Assets

      The Company evaluates quarterly the recoverability of the carrying value of property and equipment and intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company considers historical performance and anticipated future results in its evaluation of any potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value. The Company has determined that no impairment exists as of and for the year ending December 31, 2003.

2. Significant Accounting Policies (Continued)

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

      Accounting for Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company's common stock at the date of the grant over the exercise price of the option granted. Compensation cost is recognized over the vesting period.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and has adopted the amendments to the disclosure provisions of SFAS No. 148.

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation for the year ended December 31:

                                                                                                                 2003
Net loss, reported ...............................................................................          $(2,830,492)

Add: Stock-based employee compensation expense included in reported net loss, net
of related tax effects ...........................................................................                   --

Deduct: Total stock-based employee compensation expense determined under fair
value based methods for stock options, net of related tax effects ................................              (20,332)

Pro forma net loss ...............................................................................          $(2,850,824)

      Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

      Guarantees and Indemnifications

      In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider's performance under the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct, or acts in bad faith. The Company was not aware of any liability under such service agreements for the year ending December 31, 2003.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      Recent Accounting Standards

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise's involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities defined as Special Purpose Entities ("SPE's") the provisions must be applied for the first interim or annual period ending after December 15, 2003. For all other variable interest entities, the provisions must be applied for the first interim or annual period ending after March 15, 2004. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities which qualify as an SPE and therefore the adoption of this standard for the year ending December 31, 2003 did not have any effect on our financial position and results of operations. The Company does not have any controlling interest, contractual relationships or other business relationships with any other unconsolidated variable interest entities and therefore the adoption of this standard in 2004 will not have any effect on the Company's financial position and results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this standard did not have any effect on the Company's financial position and results of operations.

3. Inventory

      Inventories consist of the following:

                                                     December 31,
                                           ----------------------------
                                              2003               2002
                                           ----------        ----------
         Raw Materials ............        $4,121,000        $4,477,238
         Work in process ..........         1,521,108         1,721,584
                                           ----------        ----------
                                           $5,642,108        $6,198,822
                                           ==========        ==========

4. Property, Plant and Equipment

      Property, plant and equipment, at cost, consist of the following:

                                                                                December 31,
                                                                        ------------------------------
                                                                             2003             2002
                                                                        ------------      ------------
      Land ..................................................           $  2,998,006      $  2,998,006
      Buildings and improvements ............................             32,671,278        32,582,868
      Machinery and equipment ...............................             84,301,595        81,977,170
      Transportation equipment ..............................              3,628,091         3,361,751
                                                                        ------------      ------------
                                                                         123,598,970       120,919,795
      Less:  Accumulated depreciation and amortization ......             65,799,629        58,664,909
                                                                        ------------      ------------
                                                                        $ 57,799,341      $ 62,254,886
                                                                        ============      ============

      Included in other long-term assets are equipment deposits in the amount of $1,869,861 and $2,988,457 as of December 31, 2003 and 2002, respectively.

      At December 31, 2003 and 2002, machinery and equipment under capital leases included in property plant and equipment totaled $3,411,172,400 and $4,071,508, respectively, net of $916,919 and $256,503 of accumulated depreciation, respectively.

5. Debt

At December 31, notes payable consisted of the following:

                                                                                          December 31,
                                                                Maturity         -------------------------------
      Notes                                                       Date               2003               2002
      -----                                                     --------         ------------       ------------
      Senior Subordinated Notes .............................     2009           $105,000,000       $105,000,000
      Revolving Line of Credit ..............................     2006              6,827,929          9,082,100
      MICRF Loan ............................................     2005                500,000            500,000
      Equipment and Other Notes .............................     2007                409,194            954,786
                                                                                 ------------       ------------
              Total .........................................                     112,737,123        115,536,886
              Less current portion ..........................                       7,237,123          9,627,692
                                                                                 ------------       ------------
              Long-term portion .............................                    $105,500,000       $105,909,194
                                                                                 ============       ============

      Senior Subordinated Notes

      The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the "Indenture") in a private offering. The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated

Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future "restricted subsidiaries," as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis (see
Note 12). The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved. As of December 31, 2003 and 2002 the Company failed to meet the required consolidated coverage ratio. The Company has incurred $3.4 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

      On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") to reduce interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converts $50 million of the Company's $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the Swap Agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on (i) a fixed rate of 8.64% until August 1, 2004 (representing LIBOR as of October 27, 2003 plus 7.42%) and (ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. The interest rate swap does not qualify for hedge accounting and therefore any change in the Swap Agreement's future value will be recorded as a component of interest expense through our consolidated statement of operations. As of December 31, 2003 the fair value of the interest rate swap was $105,447, which was included as a long term liability on the Company's consolidated balance sheet and as an increase to our interest expense for the year ended December 31, 2003.

      MICRF Loan

      In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2003, the Company employed over 600 people in the State of Maryland. The Company has included the principal amount of this loan in long term debt on the consolidated balance sheet at December 31, 2003.

      Revolving Line of Credit

      On September 30, 2003, the Company entered into a Senior Credit Facility with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by substantially all of the assets of the Company. The Company's availability under the Senior Credit Facility was $10.3 million as of December 31, 2003. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends and distributions and the redemption of stock, limitations on sales of assets, compensation of executives, and on additional debt, and other financial and non-financial covenants including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility. As of December 31, 2003 and 2002, the Company was in compliance with the fixed coverage charge ratio and other applicable financial covenants.

5. Debt (Continued

      As part of an existing capital lease agreement, the Company provided the lessor with a letter of credit from Wachovia Bank in the amount of $1.6 million, to be exercised in the event of a default. The Company's borrowing base under the Senior Credit Facility has been reduced by this outstanding letter of credit.

      The Senior Credit Facility provides for interest at a base rate plus an applicable margin which varies depending on the Company's attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on the Company attaining certain leverage ratios but only if the Company is not in default of any of the covenants of the Senior Credit Facility. At December 31, 2003 and 2002, the weighted average interest rates on the Company's borrowings were 3.7% and 4.6%, respectively.

      Included in accrued expenses is accrued interest for all Company debt in the amount of $4,433,471 and $4,554,905 as of December 31, 2003 and 2002,
respectively.

      Other Notes

      During 2002, the Company entered into an agreement to terminate the operating lease for its Taunton, Massachusetts manufacturing facility upon a subsequent sale of the property, which occurred in September 2002. In June 2002, the Company accrued a lease termination charge of $1.5 million, comprised of a $1.1 million termination fee, a prepayment penalty of $125,000, a brokerage fee of $136,000 and forgiveness of an existing note receivable of $175,000 due from the landlord. Under the terms of the agreement, the Company agreed to pay the landlord the lease termination fee in equal monthly installments of $45,466 over two years commencing October 2002.

      Compliance with Debt Covenants

      The Senior Credit Facility (amended and restated in September 2003) requires the Company to maintain a defined fixed coverage charge ratio and certain other reporting covenants. As of December 31, 2003 and 2002, the Company was in compliance with all of its Senior Credit Facility covenants.

      The Indenture contains limitations on the payment of dividends and distributions, the redemption of stock, sale of assets and subsidiary stock, as well as limitations on additional Company and subsidiary debt, and requires the Company to maintain certain non-financial covenants. As of December 31, 2003 and 2002, the Company did not meet the consolidated coverage ratio target under the Indenture and therefore, is unable to incur more than $5 million of additional new indebtedness (of which $3.4 million was used) until the Company attains the consolidated coverage ratio as defined in the Indenture.

      Fair Value

      The carrying value of the revolving line of credit, MICRF loan, equipment and other notes approximated their fair value at December 31, 2003. The fair value of the Indenture at December 31, 2003 was approximately $96,075,000 and was estimated based on quoted market rate for instruments with similar terms and remaining maturities.

      Debt Maturities

      A summary of debt maturities for the next five years is as follows:

                  2004 ..............................       $  7,237,123
                  2005 ..............................            500,000
                  2006 ..............................                 --
                  2007 ..............................                 --
                  2008 ..............................                 --
                  Thereafter ........................       $105,000,000
                                                                ------------
                  Total .............................       $112,737,123
                                                            ============

6. Income Taxes

      (Benefit) provision for income taxes is summarized as follows:

                                                                  For the year December 31,
                                                          --------------------------------------------
                                                             2003              2002            2001
                                                          -----------      -----------      ----------
Current:
   Federal ..........................................     $        --      $        --      $  625,457
   State ............................................              --               --              --
   State payments (refunds) resulting from changes in
     estimates on prior year returns ................              --               --              --
                                                          -----------      -----------      ----------
                                                                   --               --         625,457
                                                          -----------      -----------      ----------

Deferred:
   Federal ..........................................              --       (3,269,000)      4,221,691
   State ............................................              --               --         803,427
                                                          -----------      -----------      ----------
                                                                   --       (3,269,000)      5,025,118
                                                          -----------      -----------      ----------
                                                          $        --      $(3,269,000)     $4,399,661
                                                          ===========      ===========      ==========

      The (benefit) provision for income taxes differed from the amount of income tax determined by applying the applicable U.S. statutory rate to income before taxes as a result of the following:

                                                           For the year ended December 31,
                                                           -------------------------------
                                                             2003        2002       2001
                                                             -----      -----       -----
      Statutory U.S. rate ...........................         34.0%      34.0%       34.0%
      State taxes net of federal benefit ............          4.0        4.2         3.3
      Goodwill amortization .........................           --         --        (8.6)
      Other permanent differences ...................         (4.8)      (3.2)       (1.7)
      Valuation allowance ...........................        (33.2)      31.5       (68.5)
                                                             -----      -----       -----
      Effective tax rate ............................          --%       66.5%      (41.5)%
                                                             =====      =====       =====

      The source and tax effects of the temporary differences giving rise to the Company's net deferred tax asset (liability) are as follows:

                                                                           December 31,
                                                                --------------------------------
                                                                    2003                 2002
                                                                ------------        ------------
Deferred income tax assets:
  Covenant not to compete .................................     $     22,818        $     26,040
  Lease reserve ...........................................          141,116                  --
  Allowance for doubtful accounts .........................          707,396             381,687
  Accrued liabilities .....................................          762,940           1,124,188
  Inventory ...............................................           11,761                  --
  Contribution and loss carryforward ......................       11,832,147          10,834,977
                                                                ------------        ------------
     Total deferred income tax assets .....................       13,478,178          12,366,892
  Valuation allowance .....................................       (6,058,975)         (5,092,952)
                                                                ------------        ------------
     Net deferred tax assets ..............................        7,419,203           7,273,940
                                                                ------------        ------------
Deferred income tax liabilities:
  Property and equipment ..................................       (7,419,203)         (7,273,940)
                                                                ------------        ------------
     Total deferred income tax liabilities ................       (7,419,203)         (7,273,940)
                                                                ------------        ------------
     Net deferred asset (liability) .......................     $         --        $         --
                                                                ============        ============

      During the year ended December 31, 2003, the Company increased the valuation allowance. The increase in the valuation allowance in 2003 was due to the uncertainty of the realization of the operating losses generated in 2003. On March 9, 2002, the "Job Creation and Worker Assistance Act" (H.R. 3090), was signed into law, which temporarily extended the general NOL carryback period to five years for NOLs arising in taxable years ending in 2001 and 2002. As a result of the law change, the Company realized a refund of approximately $3.5 million in 2002 and reversed $3.3 million of the valuation allowance associated with net operating loss carryforwards. This decrease in the valuation allowance was offset by an increase in the valuation allowance due to the uncertainty of the realization of the net operating losses generated in 2002.

      During the year ended December 31, 2001, the Company established against its deferred tax assets a valuation allowance of $7.3 million. The valuation allowance was established against substantially all of the Company's net operating loss carryforwards due to the uncertainty of their realizability. As of December 31, 2003, the Company had net operating loss carryforwards of $31.1 million, which begins to expire in 2018, and a charitable contribution carryforward of $178,000, which begins to expire in 2004.

7. Restructuring

      During 2000, the Company announced a plan to restructure its operations, which resulted in its closing a subsidiary operation and the Taunton, Massachusetts facility. The Company negotiated settlements with respect to certain operating leases for equipment previously included in the restructuring provision, which resulted in a reduction of $304,000 and $2,181,000 in the years 2001 and 2003, respectively.

      The following table displays the activity and balances of the restructuring accrual account from January 1, 2001 to December 31, 2003:

                                                                       Lease
                                                                    Termination          Facility
                                                                        Costs             Closing             Totals
                                                                    -----------         ----------         -----------
         Balance January 1, 2001 ..........................         $ 3,656,000         $       --         $ 3,656,000
         Reductions .......................................             304,000                 --             304,000
         Payments .........................................             378,000                 --             378,000
                                                                    -----------         ----------         -----------
         Balance December 31, 2001 ........................           2,974,000                 --           2,974,000
         Payments .........................................             377,000                 --             377,000
                                                                    -----------         ----------         -----------
         Balance December 31, 2002 ........................           2,597,000                 --           2,597,000
         Reductions .......................................           2,181,000                 --           2,181,000
         Payments .........................................             416,000                 --             416,000
                                                                    -----------         ----------         -----------
         Balance December 31, 2003 ........................         $        --         $       --         $        --
                                                                    ===========         ==========         ===========

8. Commitments and Contingencies

      Operating and Capital Leases

      The Company leases certain office, manufacturing facilities and equipment under operating and capital leases. Lease terms generally range from 1 to 10 years with options to renew at varying terms. The leases generally provide for the lessee to pay taxes, maintenance, insurance and other operating costs of the leased property. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $6,861,669, $6,647,058 and $6,414,062 for the years ending December 31, 2003,
2002, and 2001, respectively.

      Future minimum lease payments under operating and capital leases as of December 31, 2003 are as follows:

                                                                      Operating            Capital
                                                                     -----------         ----------
         2004 .............................................          $ 7,028,162         $1,010,555
         2005 .............................................            7,098,963          1,010,555
         2006 .............................................            6,616,862          1,010,555
         2007 .............................................            4,796,311            629,569
         2008 .............................................              835,497                 --
         Thereafter .......................................              594,408                 --
                                                                     -----------         ----------
                                                                     $26,970,203         $3,661,234
                                                                     ===========
         Amounts representing interest ....................                                 297,047
                                                                                         ----------
         Present value of minimum lease payments ..........                               3,364,187
         Current portion ..................................                                 831,169
                                                                                         ----------
         Long term capital lease obligations ..............                              $2,533,018
                                                                                         ==========

      Legal Contingencies

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

      The Company is not a party to any other legal proceedings, other than claims and lawsuits arising in the normal course of its business. Although the outcome of claims and lawsuits against the Company can not be accurately predicted, the Company does not believe that any potential claims and lawsuits existing as of the date of the Annual Report on Form 10-K, will individually or in the aggregate, have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

9. Related Party Transactions

      Earl S. Wellschlager, director of the Company, is a partner in a law firm that serves as counsel to the Company. The Company paid the law firm approximately $605,000, $320,000 and $610,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, no amounts were owed to the law firm.

      The Company utilizes the services of a management consulting firm in which David Rubin, a director of the Company, is also a partner. The Company paid the consulting firm approximately $194,000, $289,000, and $143,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, $34,124 and $24,264, respectively, was owed to the consulting firm and was included in accounts payable.

      The Company utilizes the services of a prepress systems integration firm of which Edward Lieberman and Louis LaSorsa each own 6.7%. The Company paid the firm approximately $434,000, $541,000 and $501,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Nothing was owed as of December 31, 2003 and $25,904 was owed as of December 31, 2002 to the systems integration firm and was included in accounts payable.

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

      The Executive Employment Agreement with Mr. LaSorsa provides that he shall serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President and be paid an annual base salary of $494,000, subject to any increases that may be determined by the Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Lieberman provides that he shall serve as the Company's Executive Vice President, Chief Financial Officer, and Secretary and be paid an annual base salary of $343,500, subject to any increases that may be determined by the Board of Directors based on periodic reviews. The Executive Employment Agreement with Mr. Carbone provides that he shall serve as the Company's Executive Vice President and Chief Operating Officer/Book Components and be paid an annual base salary of $253,800, subject to any increases that may be determined by the Board of Directors based on periodic reviews.

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

      2002 Stock Incentive Plan

      The Company implemented the 2002 Stock Incentive Plan (as amended, the "Plan") in August 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Prior to August 2003 no options were issued and outstanding. On August 16, 2003, 657 options were issued to key executives of the Company to purchase shares of the Company's Class A Common Stock, with an exercise price of $661 and a term of ten years. No stock-based employee compensation cost was reflected for the year ended December 31, 2003, as all options granted under the Plan had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant. The options vest ratably over a three year period. None of the options were exercisable as of December 31, 2003.

      The weighted average fair value of each option granted during the year ended December 31, 2003 was $136. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           12/31/2003

Risk-free interest                              3.85%
Expected life                                6 years
Expected volatility                              --
Expected dividend yield                          --

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models, including the Black-Scholes option-pricing model, do not necessarily provide a reliable single measure of the fair value of employee stock options.

      Employee Retirement Benefit Plans

      Phoenix's Employee Stock Bonus and Ownership Plan (the "Plan") is the primary retirement program of the Company. Contributions to the Plan are made at the discretion of management. For the years ended December 31, 2003 and 2002, the Board of Directors authorized a contribution to the Plan of $600,000 and $500,000, respectively. No amounts are owed to the Plan as of December 31, 2003. No contributions were made to the Plan for the year ended December 31, 2001.

      The Company offers a 401(k) Employee Savings and Investment Plan to all employees of the Company who have completed at least one year of service (1,000 hours) during the plan year. The Company may, at its discretion, make contributions to the plan. No contributions were made to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

11. Unaudited Quarterly Financial Data

                                                                       Quarterly Financial Information
                                                   First            Second            Third             Fourth             Total
                                                -----------------------------------------------------------------------------------
2003
Net sales ...............................       33,822,319        34,068,154        38,091,952        30,693,532        136,675,957
Cost of sales ...........................       26,856,721        27,773,963        28,961,597        25,324,843        108,917,124
Income (loss) from operations ...........        2,025,002         1,247,513         6,369,037          (403,243)         9,238,309
Net loss ................................       (1,018,436)       (1,786,694)        3,342,469         3,367,831)         2,830,492)
2002
Net sales ...............................       30,221,841        35,844,237        40,016,755        31,878,343        137,961,176
Cost of sales ...........................       25,423,288        27,258,654        29,039,110        25,835,439        107,556,491
Income (loss) from operations ...........         (435,087)        2,573,457         5,934,552            36,253          8,109,175
Net loss ................................         (244,581)         (862,525)        2,580,688        (3,115,012)        (1,641,430)
2001
Net sales ...............................       32,832,445        33,097,402        36,028,778        30,301,439        132,260,064
Cost of sales ...........................       26,274,846        26,997,817        28,635,395        25,681,711        107,589,769
Income (loss) from operations ...........          533,149           386,768         1,771,963        (1,180,521)         1,511,359
Net loss ................................       (1,249,749)       (3,637,395)       (6,059,360)       (4,062,357)       (15,008,861)

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

                        Report of Independent Auditors on
                          Financial Statement Schedule

To the Board of Directors of
Phoenix Color Corp.

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule, Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 31, 2003, which is also included in this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                               PricewaterhouseCoopers LLP

Baltimore, Maryland
February 27, 2004

                 Schedule II - Valuation and Qualifying Accounts
        For Each of the Three Years in the Period Ended December 31, 2003
                                 (in thousands)

                                                                                               Additions
                                                                                               ---------

                                                                   Balance     Charged to                                   Balance
                                                                      at          Costs        Rebates                        at
                                                                  Beginning        and        Charged to                      End
                                                                    of Year     Expenses        Sales       Deductions      of Year
                                                                    -------     --------        -----       ----------      -------
Description

Allowance for Doubtful Accounts Receivable and Rebates

Year ended December 31, 2003 ................................     $   1,525     $   1,377      $     516     $   1,072     $   2,346
                                                                  ==================================================================

Year ended December 31, 2002 ................................     $   1,781     $     485      $     552     $   1,293     $   1,525
                                                                  ==================================================================

Year ended December 31, 2001 ................................     $   1,085     $     414      $     888     $     606     $   1,781
                                                                  ==================================================================

Restructuring Reserve

Year ended December 31, 2003 ................................     $   2,597     $   2,181      $      --     $     416     $      --
                                                                  ==================================================================

Year ended December 31, 2002 ................................     $   2,974     $      --      $      --     $     377     $   2,597
                                                                  ==================================================================

Year ended December 31, 2001 ................................     $   3,656     $    (304)     $      --     $     378     $   2,974
                                                                  ==================================================================

Tax Valuation Allowance

Year ended December 31, 2003 ................................     $   5,093     $     966      $      --     $      --     $   6,059
                                                                  ==================================================================

Year ended December 31, 2002 ................................     $   7,266     $   1,096      $      --     $   3,269     $   5,093
                                                                  ==================================================================

Year ended December 31, 2001 ................................     $      --     $   7,266      $      --     $      --     $   7,266
                                                                  ==================================================================