Form 10-Q
period 2004-03-31
PHOENIX COLOR CORP
filed 2004-05-14
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

      As of May 13, 2004, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          Index to Financial Statements

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets
         March 31, 2004 and December 31, 2003                              1

Consolidated Statements of Operations
             Three Months Ended March 31, 2004 and 2003                    2

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2004 and 2003                        3

Notes to Consolidated Financial Statements                                 4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                          March 31, 2004       2003
                                                                           (Unaudited)       (Audited)
                                                                          --------------   -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ........................................   $      92,373    $      63,714
     Accounts receivable, net of allowance for doubtful accounts
        and rebates of $2,743,052 in 2004 and $2,345,715 in 2003 ......      17,601,822       18,846,859
     Inventory ........................................................       6,195,931        5,642,108
     Prepaid expenses and other current assets ........................       3,010,837        3,045,703
                                                                          -------------    -------------
         Total current assets .........................................      26,900,963       27,598,384
Property, plant and equipment, net ....................................      55,482,374       57,799,341
Goodwill ..............................................................      13,302,809       13,302,809
Deferred financing costs, net .........................................       2,318,406        2,443,698
Other assets ..........................................................      10,217,417       10,635,423
                                                                          -------------    -------------
         Total assets .................................................   $ 108,221,969    $ 111,779,655
                                                                          =============    =============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable ....................................................   $     272,796    $     409,194
     Capital lease obligations ........................................         855,433          831,169
     Revolving line of credit .........................................       7,661,240        6,827,929
     Accounts payable .................................................       7,870,051        8,556,760
     Accrued expenses .................................................       6,798,072        9,064,919
                                                                          -------------    -------------
         Total current liabilities ....................................      23,457,592       25,689,971
10 3/8% Senior subordinated notes .....................................     105,000,000      105,000,000
MICRF Loan ............................................................         500,000          500,000
Capital lease obligations .............................................       2,310,411        2,533,018
Other liabilities .....................................................              --          105,447
                                                                          -------------    -------------
         Total liabilities ............................................     131,268,003      133,828,436
                                                                          -------------    -------------

Commitments and contingencies (Note 6)

Stockholders' deficit
     Common Stock, Class A, voting, par value $0.01 per share,
         20,000 authorized shares, 14,560 issued shares,
         11,100 outstanding shares ....................................             146              146
     Common Stock, Class B, non-voting, par value $0.01 per share,
         200,000 authorized shares, 9,794 issued shares, 7,794
         outstanding shares ...........................................              98               98

     Additional paid in capital .......................................       2,126,804        2,126,804

     Accumulated deficit ..............................................     (23,389,420)     (22,392,167)

     Stock subscriptions receivable ...................................         (14,432)         (14,432)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B,
         2,000 shares .................................................      (1,769,230)      (1,769,230)
                                                                          -------------    -------------
         Total stockholders' deficit                                        (23,046,034)     (22,048,781)
                                                                          -------------    -------------
         Total liabilities & stockholders' deficit ....................   $ 108,221,969    $ 111,779,655
                                                                          =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------

Net sales ..................................     $ 32,417,442      $ 33,822,319
Cost of sales ..............................       26,391,281        26,856,721
                                                 ------------      ------------
Gross profit ...............................        6,026,161         6,965,598
                                                 ------------      ------------
Operating expenses:
   Selling and marketing expenses ..........        1,793,035         1,926,532
   General and administrative expenses .....        3,021,639         3,086,554
   Loss (gain) on sale of equipment ........            6,062           (72,490)
                                                 ------------      ------------
Total operating expenses                            4,820,736         4,940,596
                                                 ------------      ------------
Income from operations .....................        1,205,425         2,025,002
Other (income) expenses:
   Interest expense, net ...................        2,250,062         3,074,145
   Other income ............................          (47,384)          (30,707)
                                                 ------------      ------------
Loss before income taxes ...................         (997,253)       (1,018,436)
Income tax provision .......................               --                --
                                                 ------------      ------------
Net loss ...................................     $   (997,253)     $ (1,018,436)
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2004             2003
                                                                               -----------      -----------
Operating activities
     Net loss ............................................................     $  (997,253)     $(1,018,436)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
           Depreciation and amortization of property, plant and
             equipment ...................................................       2,724,223        2,526,780
           Amortization of deferred financing costs ......................         125,292          139,112
           Provision for uncollectible accounts ..........................         167,618          136,121
           Change in fair value of interest rate swap ....................        (550,768)              --
           Loss (gain) on disposal of assets .............................           6,062          (72,490)
     Increase (decrease) in cash resulting from changes in assets and liabilities:
           Accounts receivable ...........................................       1,077,419       (1,346,621)
           Inventory .....................................................        (553,823)         209,385
           Prepaid expenses and other assets .............................         885,641          839,858
           Accounts payable ..............................................         247,119         (120,822)
           Accrued expenses ..............................................      (2,266,847)      (2,373,456)
           Income tax refund receivable ..................................              --           (4,694)
                                                                               -----------      -----------
                   Net cash provided by (used in) operating activities ...         864,683       (1,085,263)
                                                                               -----------      -----------
     Investing activities:
           Capital expenditures ..........................................      (1,334,594)        (685,231)
           Proceeds from sale of fixed assets ............................              --          142,500
                                                                               -----------      -----------
               Net cash used in investing activities .....................      (1,334,594)        (542,731)
                                                                               -----------      -----------
     Financing activities:
           Net borrowings from revolving line of credit ..................         833,311        1,879,212
           Principal payments on long term borrowings and capital
           lease obligations .............................................        (334,741)        (307,138)
           Payment of stock subscription .................................              --            3,600
                                                                               -----------      -----------
               Net cash provided by financing activities .................         498,570        1,575,674
                                                                               -----------      -----------
               Net increase (decrease) in cash ...........................          28,659          (52,320)
     Cash and cash equivalents at beginning of period ....................          63,714          109,297
                                                                               -----------      -----------
     Cash and cash equivalents at end of period ..........................     $    92,373      $    56,977
                                                                               ===========      ===========

     Non-cash investing activities:
               Equipment included in accounts payable ....................     $ 1,056,244      $    71,922
                                                                               ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company's financial position as of March 31, 2004, and the results of its operations for the three month periods ended March 31, 2004 and 2003. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2003, included in the Company's Annual Report filed on Form 10-K.

2.    Inventory.

      Inventory consists of the following:

                                            March 31, 2004  December 31, 2003
                                            --------------  -----------------
      Raw materials .....................     $4,102,325       $4,121,000
      Work in process ...................      2,093,606        1,521,108
                                              ----------       ----------
                                              $6,195,931       $5,642,108
                                              ==========       ==========

3.    Other Assets.

      Other assets at March 31, 2004 and December 31, 2003 include equipment deposits of $1,857,309 and $1,869,861, respectively.

4.    Accrued Expenses.

      Accrued expenses at March 31, 2004 and December 31, 2003 include accrued interest payable of $1,699,928 and $4,433,471, respectively.

5.    Debt.

      The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the "Indenture") in a private offering. The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future "restricted subsidiaries," as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved and contains other non-financial covenants. As of March 31, 2004 and December 31, 2003 the Company failed to meet the required consolidated coverage ratio. The Company has incurred $3.2 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

      On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") to manage interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converts $50 million of the Company's $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the Swap Agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on (i) a fixed rate of 8.64% until August 1, 2004 (representing LIBOR as of October 27, 2003 plus 7.42%) and (ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. The interest rate swap does not qualify for hedge accounting and therefore any change in the interest rate swap's value is recorded as a component of interest expense through the Company's consolidated statement of operations. As of March 31, 2004 the fair value of the interest rate swap was $445,321 which was included in other non-current assets on the consolidated balance sheet. As of December 31, 2003 the fair value of the interest rate swap was ($105,447) which was included as a long term liability on the Company's consolidated balance sheet. Interest expense for the three months ended March 31, 2004, has been reduced by $550,768 which represents the difference between the valuation of the interest rate swap on March 31, 2004 and December 31, 2003.

      In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of March 31, 2004, the Company employed over 600 people in the State of Maryland. The Company has included the principal amount of this loan in long term debt on the consolidated balance sheet at March 31, 2004.

      On September 30, 2003, the Company entered into an Amended and Restate Loan and Security Agreement (the "Senior Credit Facility") with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by substantially all of the assets of the Company. The Company's availability under the Senior Credit Facility was $6.0 million as of March 31, 2004. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends, distributions and the redemption of stock; limitations on sales of assets, compensation of executives, and additional debt; and other financial and non-financial covenants, including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility. As of December 31, 2003 the Company was in compliance with fixed coverage charge ratio. As of March 31, 2004 the Company was not in compliance with the fixed coverage charge ratio. On May 13, 2004, the commercial bank waived all instances of noncompliance with respect to this covenant for quarter ended March 31, 2004.

6.    Commitments and Contingencies.

      The Company is not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of its business. Although the outcome of claims and lawsuits against the Company can not be accurately predicted, the Company does not believe that any of the claims or lawsuits described in this paragraph individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

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

9.    Income Taxes.

      The Company did not record an income tax provision for the three months ended March 31, 2004 and 2003 due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

10.   Stock Options

      The Company has one stock-based employee compensation plan, which was established in 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company's common stock at the date of the grant over the exercise price of the option granted. Compensation cost is recognized over the vesting period. Prior to August 2003, no options were issued or outstanding. On August 16, 2003, options to purchase an aggregate of 657 shares of the Company's Class A common stock were issued to key executives of the Company. The options vest ratably over a three year vesting period. As of March 31, 2004, none of the options are exercisable and 2,178 shares are available for future grants under the terms of the Company's Amended and Restated Stock Incentive Plan.

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation for the three month period ended March 31:

                                                                         2004
Net loss, reported ..............................................   $  (997,253)

Add: Stock-based employee compensation expense included in
reported net loss, net of related tax effects ...................            --

Deduct: Total stock-based employee compensation expense
determined under fair value based methods for stock options,
net of related tax effects ......................................       (10,777)

Pro forma net loss ..............................................   $(1,008,030)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Our results of operations for the quarter ended March 31, 2004 reflect the fact that we continue to operate in an environment where our customers, book publishers, are under intensely competitive pressure. Trade publishers, in particular, are operating on razor thin margins, which has lead to industry consolidation aimed at eliminating duplicate overhead. At the same time, small and medium sized publishers have been expanding. All of the above have created pricing pressures requiring publishers to reduce the cost of book and book component manufacturing. Large publishers are using their size to force price concessions, and smaller publishers do not have the financial resources to utilize special effects in their book components.

      During the first quarter we continued to look for ways to reduce costs of manufacture and overhead to remain competitive in this highly aggressive environment. Although our net sales decreased $1.4 million to $32.4 million for the quarter ended March 31, 2004 from $33.8 million for the same period in 2003, our net loss remained unchanged at $1.0 million for the quarters ended March 31, 2004 and 2003, due to decreased operating expenses and, in large part, an $800,000 decrease in interest expense as a result of our interest rate swap. ]

Forward Looking Statements

      Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends," "will," "should," "could," "expects," "believes," "continues" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the risk that we will not have the funds we anticipated or will require more funds than we anticipated to finance our current operations, remaining capital expenditures and internal growth for the year 2004, (iii) the risk that any claims and lawsuits filed, threatened to be filed or pending against us might have a material adverse effect on our business or results of operations, and (iv) the risk that we will not receive the net payments we anticipate after August 1, 2004 pursuant to our interest rate swap or that we will incur a net liability pursuant to our interest rate swap. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. To prepare our financial statements, we must make certain judgments and estimates which affect the reporting of assets and liabilities, both real and contingent, and income and expenses. Assets and liabilities which are continually re-evaluated include, but are not limited to, allowances for doubtful accounts, inventories, goodwill, income taxes, restructuring, contingencies and litigation. We use our best judgment when making estimates, based on the current facts and historical experience with respect to numerous factors that are difficult to predict and beyond management's control. Because we are making judgments when we make estimates, actual results may differ materially from these estimates. We believe our estimates are reasonable under the circumstances based on our critical accounting policies used in preparing our financial statements.

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of March 31, 2004, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.7 million, was $17.6 million. We believe the allowance is reasonable.

Inventory

      Our inventory, which is physically counted monthly, is stated at the lower of cost or market value, as determined under the first-in, first-out ("FIFO") method. We do not maintain an inventory of finished goods as all product manufactured is for a specific order and is shipped upon completion.

Intangible Assets

      Our goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. Our total goodwill of $13.3 million consists of $4.7 million and $8.6 million associated with the 1996 and 1999 acquisitions of New England Book Holding Corporation, and Mid-City Lithographers, Inc., respectively. Prior to 2002, we amortized goodwill over its estimated useful life. In January 2002, we adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and ceased to amortize goodwill. We now test for impairment to the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed. In 2004, we performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, we may be required to recognize an impairment charge to the asset.

Long Lived Assets

      We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and record any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets. As of March 31, 2004, we do not believe there was any impairment to the value of our physical assets.

Deferred Tax Valuation Allowance

      As of March 31, 2004, we recorded a valuation allowance of $6.4 million against our total net deferred tax asset of $6.4 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Stock Based Compensation

      The Company discloses information relating to stock-based compensation awards in accordance with SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to such compensation awards. Under the Company's employee stock option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense has been recorded with respect to such stock option grants.

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                           Three Months Ended March 31,
                                         2004       %        2003       %
                                        ------    ------    ------    ------


      Net sales ....................    $ 32.4     100.0    $ 33.8     100.0

      Cost of sales ................      26.4      81.5      26.9      80.0

      Gross profit .................       6.0      18.5       6.9      20.0

      Operating expenses ...........       4.8      14.8       4.9      14.5

      Income from operations .......       1.2       3.7       2.0       5.5

      Interest expense .............       2.2       6.8       3.0       8.8

      Loss before income taxes .....      (1.0)     (3.1)     (1.0)     (3.3)

      Income tax provision .........        --        --        --        --

      Net loss .....................      (1.0)     (3.1)     (1.0)     (3.3)

Three Months Ended March 31, 2004 and 2003

      Net sales decreased $1.4 million, or 4.1%, to $32.4 million for the three months ended March 31, 2004, from $33.8 million for the same period in 2003. Decreases occurred at all operating units but was most significant at our book manufacturing facility located in Hagerstown, Maryland. This was due primarily to a decrease in new orders of $1.0 million, partially offset by an increase in reorders of $0.3 million.

      Gross profit decreased $900,000, or 13.0%, to $6.0 million for the three months ended March 31, 2004, from $6.9 million for the same period in 2003. This decrease was primarily the result of decreased sales discussed above and increased overhead costs of $0.5 million offset by lower material and labor costs of $1.0 million. The gross profit margin declined 1.5% to 18.5% for the three months ended March 31, 2004, from 20.0% for the same period in 2003, primarily due to increased overhead costs as a percentage of sales offset by decreased material and labor costs as a percentage sales.

      Operating expenses decreased $100,000 or 2.0% to $4.8 million for the three months ended March 31, 2004, from $4.9 million for the same period in 2003. The reduction is primarily attributed to decreases in selling related expenses of $0.2 million due to a smaller sales force, offset by increases in health care related costs of $0.1 million.

      Interest expense decreased $800,000 to $2.2 million for the three months ended March 31, 2004, from $3.0 million for the same period in 2003. The decrease was primarily due to cash savings of $220,000 as a result of the interest rate swap and a $550,000 non-cash change in the value of the interest rate swap.

      For the three months ended March 31, 2004 and 2003, we did not record an income tax provision due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

      Net loss remained unchanged at $1.0 million for the three months ended March 31, 2004 and 2003, due to the factors described above.

      Liquidity and Capital Resources

      During the first three months of 2004, our cash increased by approximately $29,000. Net cash provided by operating activities was approximately $0.9 million, which consisted principally of (i) a net loss of $1 million offset by net non-cash expenses and credits of $2.5 million (consisting of $3.0 million in non-cash expenses reduced by $0.5 million of non-cash income based on the change in value of the interest rate swap), offset by (ii) investment in additional working capital of $0.6 million. Net cash used in investing activities was $1.3 million due to capital and equipment expenditures. Net cash provided by financing activities was $0.5 million, resulting primarily from borrowings under the Senior Credit Facility offset by repayments of long term debt and capital lease obligations.

      Working capital increased $1.5 million to $3.4 million as of March 31, 2004, from $1.9 million at December 31, 2003. This increase is primarily attributable to a decrease in accounts payable of $0.7 million and accrued expenses of $2.3 million, offset by a decrease in accounts receivable of $1.1 million and an increase in borrowing under the Senior Credit Facility of $0.8 million.

      We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($6.0 million as of March 31, 2004) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2004. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

      If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

      The following is a summary of our future cash payments under contractual obligations as of March 31, 2004. In the event of a default, many of the contracts provide for acceleration of payments.

                                                                Payments Due by Period
                                                               (in thousands of dollars)
                                                              Less
      Contractual Obligations                                 than        1-3         4-5        After
                                                  Total      1 year      years       Years      5 years

      Long-Term Debt  (1) ..................    $105,273    $    273    $     --    $105,000    $     --
      Capital Lease Obligations ............       3,671       1,013       2,026         632          --
      Operating Leases .....................      25,422       6,529      13,739       5,154          --
                                                --------    --------    --------    --------    --------
      Total Contractual Cash Obligations ...    $134,366    $  7,815    $ 15,765    $110,786    $     --
                                                ========    ========    ========    ========    ========

(1) The amounts stated are the expected amounts of our commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes as tendered.

      The following is a summary of our other commercial commitments by commitment expiration date as of March 31, 2004:

                                                      Amount of Commitment Expiration Per Period
                                                              (in thousands of dollars)
                                                             Less
                                                             than       1-3        4-5       After
      Other Commercial Commitments               Total      1 year     Years      years     5 years

      Line of Credit (1) ...................    $20,000    $    --    $20,000    $    --    $    --
                                                -------    -------    -------    -------    -------
      Total Commercial Commitments .........    $20,000    $    --    $20,000    $    --    $    --
                                                =======    =======    =======    =======    =======

(1) The line of credit is the maximum we could borrow subject to borrowing base limitations, and does not represent the amount of debt outstanding under the line of credit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

      Our interest rate swap is subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We expect to receive net payments of approximately $293,000 under the interest rate swap between April 1, 2004 and August 1, 2004. If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955% at or after August 1, 2004, the amount we would have to pay each quarter pursuant to our interest rate swap would exceed the amount we would receive each quarter pursuant to the swap. The interest rate swap agreement is subject to the risk of early termination, under certain circumstances, possibly at a time unfavorable to us. There can be no assurances that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing interest rate swap expires or is terminated.

Item 4. Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, (as defined in 17 CRF 240.13(a) - 15(e) and 240.15(d) - 15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

      There has been no change in our internal controls over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of our business. Although the outcome of claims and lawsuits against us can not be accurately predicted, we do not believe that any of the claims and lawsuits described in this paragraph, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations and cash flows for any quarterly or annual period.

Item 2. Change in Securities and Use of Proceeds.

      None.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      At our annual meeting of stockholders, held on February 28, 2004, the following directors were re-elected to the Board of Directors:

                           John Carbone
                           Louis LaSorsa
                           Edward Lieberman
                           David Rubin
                           Earl S. Wellschlager

      The following proposal was approved at our annual meeting of stockholders:

                                                            Number of     Number of     Number
                                                           Affirmative     Votes          Of
                                                              Votes       Withheld    Abstentions

Ratification of the selection of PricewaterhouseCoopers,      9,100         None         None
LLP as independent auditors for the fiscal year ending
December 31, 2004.

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

      (b) Reports on Form 8-K

            Current Report on Form 8-K filed April 6, 2004, and furnishing under
      Item 15, our financial results for the year ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2004

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