Form 10-Q
period 2004-06-30
PHOENIX COLOR CORP
filed 2004-08-13
CIK 1060279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

      Indicate by X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by X whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of August 13, 2004, there were 11,100 shares of the Registrant's Class A Common Stock issued and outstanding and 7,794 of the Registrant's Class B Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          Index to Financial Statements

                                                                       Page No.
                                                                       --------

Consolidated Balance Sheets
         June 30, 2004 and December 31, 2003                                1

Consolidated Statements of Operations
         Three and Six Months Ended June 30, 2004 and 2003                  2

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2004 and 2003                            3

Notes to Consolidated Financial Statements                                  4

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                       December 31,
                                                                                                June 30, 2004              2003
                                                                                                 (Unaudited)             (Audited)
                                                                                                -------------         -------------
                                       ASSETS
Current assets:
     Cash and cash equivalents .........................................................        $      72,820         $      63,714
     Accounts receivable, net of allowance for doubtful accounts and rebates of
      $3,178,526 in 2004 and $2,345,715 in 2003 ........................................           16,493,242            18,846,859
     Inventory .........................................................................            6,155,724             5,642,108
     Assets held for sale ..............................................................              909,270                    --
     Prepaid expenses and other current assets .........................................            2,974,957             3,045,703
                                                                                                -------------         -------------
         Total current assets ..........................................................           26,606,013            27,598,384
Property, plant and equipment, net .....................................................           52,883,816            57,799,341
Goodwill ...............................................................................           13,302,809            13,302,809
Deferred financing costs, net ..........................................................            2,193,113             2,443,698
Other assets ...........................................................................            9,344,037            10,635,423
                                                                                                -------------         -------------
         Total assets
                                                                                                $ 104,329,788         $ 111,779,655
                                                                                                =============         =============
                        LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable .....................................................................        $     136,398         $     409,194
     Capital lease obligations .........................................................              878,500               831,169
     Revolving line of credit ..........................................................            4,401,713             6,827,929
     Accounts payable ..................................................................            7,584,999             8,556,760
     Accrued expenses ..................................................................            8,579,569             9,064,919
                                                                                                -------------         -------------
         Total current liabilities .....................................................           21,581,179            25,689,971
10 3/8% Senior subordinated notes ......................................................          105,000,000           105,000,000
MICRF Loan .............................................................................              500,000               500,000
Capital lease obligations ..............................................................            2,082,533             2,533,018
Other liabilities ......................................................................            1,042,578               105,447
                                                                                                -------------         -------------
         Total liabilities .............................................................        $ 130,206,290         $ 133,828,436
                                                                                                -------------         -------------
Commitments and contingencies (Note 7)
Stockholders' deficit
     Common Stock, Class A, voting, par value $0.01 per share, authorized
         20,000 shares, 14,560 issued shares, 11,100 outstanding shares ................                  146                   146
     Common Stock, Class B, non-voting, par value $0.01 per share, authorized
         200,000 shares, 9,794 issued shares, 7,794 outstanding shares .................                   98                    98
     Additional paid in capital ........................................................            2,126,804             2,126,804
     Accumulated deficit ...............................................................          (26,219,888)          (22,392,167)
     Stock subscriptions receivable ....................................................              (14,432)              (14,432)
     Treasury stock, at cost:  Class A, 3,460 shares and Class B, 2,000 shares .........           (1,769,230)           (1,769,230)
                                                                                                -------------         -------------
         Total stockholders' deficit ...................................................          (25,876,502)          (22,048,781)
                                                                                                -------------         -------------
         Total liabilities & stockholders' deficit .....................................        $ 104,329,788         $ 111,779,655
                                                                                                =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)                             (Unaudited)
                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                           --------------------------------    --------------------------------
                                                                2004               2003             2004               2003
                                                           ------------        ------------    ------------        ------------
Sales ..............................................       $ 33,313,179        $ 34,068,154    $ 65,730,621        $ 67,890,473
Cost of sales ......................................         27,235,868          27,773,963      53,627,149          54,630,684
                                                           ------------        ------------    ------------        ------------
Gross profit .......................................          6,077,311           6,294,191      12,103,472          13,259,789
                                                           ------------        ------------    ------------        ------------
Operating expenses:
      Selling and marketing expenses ...............          1,813,660           1,820,283       3,606,695           3,746,815
      General and administrative expenses ..........          2,833,730           3,134,547       5,855,369           6,221,101
      Loss on sale of assets .......................              4,949              91,848          11,011              19,358
                                                           ------------        ------------    ------------        ------------
Total operating expenses ...........................          4,652,339           5,046,678       9,473,075           9,987,274
                                                           ------------        ------------    ------------        ------------
Income from operations .............................          1,424,972           1,247,513       2,630,397           3,272,515
Other expenses:
      Interest expense .............................          4,268,905           3,059,822       6,518,967           6,133,967
      Other income .................................            (13,464)            (25,615)        (60,848)            (56,322)
                                                           ------------        ------------    ------------        ------------
Loss before income taxes ...........................         (2,830,469)         (1,786,694)     (3,827,722)         (2,805,130)

Income tax benefit .................................                 --                  --              --                  --
                                                           ------------        ------------    ------------        ------------
Net loss ...........................................       ($ 2,830,469)       ($ 1,786,694)   ($ 3,827,722)       ($ 2,805,130)
                                                           ============        ============    ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six Months Ended June 30,
                                                                                                    (Unaudited)        (Unaudited)
                                                                                                        2004               2003
                                                                                                    -----------        -----------
Operating activities
   Net loss ................................................................................        ($3,827,722)       ($2,805,130)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment ........................          5,490,596          5,093,705
     Amortization of deferred financing costs ..............................................            250,585            278,224
     Provision for uncollectible accounts ..................................................            329,346            279,324
     Change in fair value of interest rate swap ............................................            937,131
     Loss on disposal of assets ............................................................             11,011             19,358
   Increase (decrease) in cash resulting from changes in assets and liabilities:
     Accounts receivable ...................................................................          2,024,271         (2,601,626)
     Inventory .............................................................................           (513,616)          (582,895)
     Prepaid expenses and other assets .....................................................          1,224,370          1,332,639
     Accounts payable ......................................................................            809,855            600,529
     Accrued expenses ......................................................................           (485,341)           572,349
                                                                                                    -----------        -----------
       Net cash provided by operating activities ...........................................          6,250,486          2,186,477
                                                                                                    -----------        -----------
   Investing activities:
     Proceeds from sale of equipment .......................................................             29,500            153,500
     Capital expenditures ..................................................................         (3,168,714)        (1,379,775)
                                                                                                    -----------        -----------
       Net cash used in investing activities ...............................................         (3,139,214)        (1,226,275)
                                                                                                    -----------        -----------
   Financing activities:
     Net payments from revolving line of credit ............................................         (2,426,216)          (372,757)
     Principal payments on long term borrowings and capital leases .........................           (675,950)          (621,369)
     Payment of stock subscription .........................................................                 --              7,200
                                                                                                    -----------        -----------
       Net cash used in financing activities ...............................................         (3,102,166)          (986,926)
                                                                                                    -----------        -----------
       Net increase (decrease) in cash .....................................................              9,106            (26,724)
   Cash and cash equivalents at beginning of period ........................................             63,714            109,297
                                                                                                    -----------        -----------
   Cash and cash equivalents at end of period ..............................................        $    72,820        $    82,573
                                                                                                    ===========        ===========

   Non-cash investing activities:
     Equipment included in accounts payable ................................................        $   208,456        $   190,795
                                                                                                    ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PHOENIX COLOR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company's financial position as of June 30, 2004, and the results of its operations for the three month and six month periods ended June 30, 2004 and 2003. The unaudited interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2003, included in the Company's Annual Report filed on Form 10-K.

2.    Inventory.

      Inventory consists of the following:

                                     June 30, 2004      December 31, 2003
                                     -------------      -----------------
      Raw materials ...........       $4,623,931            $4,121,000
      Work in process .........        1,531,793             1,521,108
                                      ----------            ----------
                                      $6,155,724            $5,642,108
                                      ==========            ==========

3.    Assets Held For Sale

      An asset held for sale consists of transportation equipment with a depreciated basis of $909,000 which was sold in July 2004, for $1,018,000, net of commissions and expenses.

4.    Other Assets.

      Other assets at June 30, 2004 and December 31, 2003 include equipment deposits of $1,732,099 and $1,869,861, respectively.

5.    Accrued Expenses.

      Accrued expenses at June 30, 2004 and December 31, 2003 include accrued interest payable of $4,210,292 and $4,433,471, respectively.

6.    Debt.

      The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the "Indenture") in a private offering. The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future "restricted subsidiaries," as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved and contains other non-financial covenants. As of June 30, 2004 and December 31, 2003 the Company failed to meet the required consolidated coverage ratio. The Company has incurred $3.0 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

      On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") to manage interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converts $50 million of the Company's $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the Swap Agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on (i) a fixed rate of 8.64% (representing LIBOR as of October 27, 2003 plus 7.42%) until August 1, 2004 and (ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. The interest rate swap does not qualify for hedge accounting and therefore any change in the interest rate swap's value is recorded as a component of interest expense on the Company's Consolidated Statement of Operations. As of June 30, 2004, the fair value of the interest rate swap was ($1,042,578), which was included in other liabilities on the Consolidated Balance Sheet. As of December 31, 2003, the fair value of the interest rate swap was ($105,447), which was included in other liabilities on the Company's Consolidated Balance Sheet. Interest expense for the three month period ended June 30, 2004, has been increased by $1,487,899, which represents the difference between the valuation of the interest rate swap on June 30, 2004 and March 31, 2004. Interest expense for the six month period ended June 30, 2004, has been increased by $937,131, which represents the difference between the valuation of the interest rate swap on June 30, 2004 and December 31, 2003.

      In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of June 30, 2004, the Company employed over 600 people in the State of Maryland. The Company has included the principal amount of this loan in long term debt on the Company's Consolidated Balance Sheet at June 30, 2004.

      On September 30, 2003, the Company entered into an Amended and Restated Loan and Security Agreement (the "Senior Credit Facility") with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by substantially all of the assets of the Company. The Company's availability under the Senior Credit Facility was $7.7 million as of June 30, 2004. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends, distributions and the redemption of stock; limitations on sales of assets, compensation of executives, and additional debt; and other financial and non-financial covenants, including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility. As of December 31, 2003 the Company was in compliance with fixed coverage charge ratio. As of June 30, 2004, the Company was not in compliance with the fixed coverage charge ratio. On August 12, 2004, the commercial bank waived all instances of noncompliance with respect to this covenant for six months ended June 30, 2004.

7.    Commitments and Contingencies.

      The Company is not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of its business. Although the outcome of claims and lawsuits against the Company can not be accurately predicted, the Company does not believe that any of the claims or lawsuits will have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

8.    Guarantor Subsidiaries.

      Phoenix Color Corp. ("Parent") currently has no independent operations, and the guarantees made by all of its subsidiaries, which are all 100% owned, are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in the Parent's financial statements would be representative of the combined guarantors.

9.    Income Taxes.

      The Company did not record an income tax provision for the three or six months ended June 30, 2004 and 2003 due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

10.   Stock Options

      The Company has one stock-based employee compensation plan, which was established in 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company's common stock at the date of the grant over the exercise price of the option granted. Compensation cost is recognized over the vesting period. Prior to August 2003, no options were issued or outstanding. On August 16, 2003, options to purchase an aggregate of 657 shares of the Company's Class A common stock were issued to key executives of the Company. The options vest ratably over a three year vesting period. As of June 30, 2004, none of the options are exercisable and 2,178 shares are available for future grants under the terms of the Company's Amended and Restated Stock Incentive Plan.

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 to stock-based employee compensation for the three and six month periods ended June 30:

                                                           Three Months Ended June 30          Six Months Ended June 30
                                                          --------------------------------------------------------------
                                                               2004            2003             2004             2003
                                                          --------------------------------------------------------------
Net loss, reported ..................................     ($2,830,469)     ($1,786,694)     ($3,827,722)     ($2,805,130)
Add: Stock-based employee compensation expense
included in reported net loss, net of related tax
effects .............................................              --               --               --               --

Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for stock options, net of related tax effects        ($10,777)              --         ($21,554)              --
                                                          --------------------------------------------------------------
Pro forma net loss ..................................     ($2,841,246)     ($1,786,694)     ($3,849,276)     ($2,805,130)
                                                          --------------------------------------------------------------

      The effect of applying SFAS No. 123 on the six month period ended June 30, 2004 pro forma net loss, as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things,
(i) the vesting period of the stock options and (ii) the fair value of additional stock grants in future years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Our results of operations for the three and six months ended June 30, 2004 reflect the fact that we continue to operate in an environment where our customers, book publishers, are under intensely competitive pressure. While trade publishers have experienced an increase in sales in the current year, educational publishers in elementary, secondary and higher education have experienced declines and are under intense pressure to reduce costs. Small and medium sized publishers have been expanding but do not have the budgets or capitalization to use special effects on their book components. This has caused publishers to seek price concessions from their vendors, and over capacity in manufacturing has resulted in lower prices.

      During the six month period ended June 30, 2004, we continued to look for ways to reduce costs of manufacture and overhead to remain competitive in this highly aggressive environment. Although our net sales decreased $2.2 million to $65.7 million for the six months ended June 30, 2004 from $67.9 million for the same period in 2003, our income from operations, declined $0.7 million to $2.6 million from $3.3 million for the six months ended June 30, 2004 and 2003, respectively.

Forward Looking Statements

      Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "estimates," "anticipates," "intends,"

"will," "should," "could," "expects," "believes," "continues" or "predicts." These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the risk that we will not have the funds we anticipated or will require more funds than we anticipated to finance our current operations, remaining capital expenditures and internal growth for the year 2004, (iii) the risk that any claims and lawsuits filed, threatened to be filed or pending against us might have a material adverse effect on our business or results of operations, (iv) the risk that we will not receive the net payments we anticipate after August 1, 2004 pursuant to our interest rate swap or that we will incur a net liability pursuant to our interest rate swap, (v) the risk that our allowance for doubtful accounts and rebates will not be adequate and (vi) the risk that there has been an impairment in the value of our physical assets. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Allowance for Doubtful Accounts and Rebates

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. We also provide rebates to certain customers if they attain certain sales levels. The rebates are in the form of a credit, which is established as an allowance against accounts receivable. As of June 30, 2004, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $3.2 million, was $16.5 million. We believe the allowance is reasonable.

Inventory

      Our inventory, which is physically counted monthly, is stated at the lower of cost or market value, as determined under the first-in, first-out ("FIFO") method. We do not maintain an inventory of finished goods as all product manufactured is for a specific order and is shipped upon completion.

Intangible Assets

      Our goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. Our total goodwill of $13.3 million consists of $4.7 million and $8.6 million associated with the 1996 and 1999 acquisitions of New England Book Holding Corporation, and Mid-City Lithographers, Inc., respectively. In January 2002, we adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". We test the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed. In 2004, we performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, we may be required to recognize an impairment charge to the asset.

Long Lived Assets

      We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and record any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets. As of June 30, 2004, we do not believe there was any impairment to the value of our physical assets.

Deferred Tax Valuation Allowance

      As of June 30, 2004, we recorded a valuation allowance of $6.4 million against our total net deferred tax asset of $6.4 million. Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

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

Results of Operations

      The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations (dollars in millions):

                                          Three Months Ended June 30,                   Six Months Ended June 30,
                                    --------------------------------------      --------------------------------------
                                    2004         %         2003        %         2004        %         2003        %
                                    -----      -----      -----      -----      -----      -----      -----      -----
Net sales .....................     $33.3      100.0      $34.1      100.0      $65.7      100.0      $67.9      100.0
Cost of sales .................      27.2       81.7       27.8       81.5       53.6       81.6       54.6       80.4
Gross profit ..................       6.1       18.3        6.3       18.5       12.1       18.4       13.3       19.6
Operating expenses ............       4.7       14.1        5.0       14.7        9.5       14.5       10.0       14.7
Income from operations ........       1.4        4.2        1.3        3.8        2.6        3.9        3.3        4.9
Interest ......................       4.2       12.6        3.1        9.1        6.5        9.9        6.1        9.0
Other expense .................        --         --         --         --        0.1        0.2         --         --
Loss before income taxes ......      (2.8)      (8.4)      (1.8)      (5.3)      (3.8)      (5.8)      (2.8)      (4.1)
Income tax provision ..........        --         --         --         --         --         --         --         --
Net loss ......................      (2.8)      (8.4)      (1.8)      (5.3)      (3.8)      (5.8)      (2.8)      (4.1)

Three Months Ended June 30, 2004 and 2003

      Net sales decreased $0.8 million, or 2.3%, to $33.3 million for the three months ended June 30, 2004, from $34.1 million for the same period in 2003. The decrease occurred primarily as a result of decreased sales volume in the book manufacturing business units, with sales marginally increasing in the book component business unit. The decreased sales volume in the book manufacturing units is a result of weakness in the publishing industry serviced by those units.

      Gross profit decreased $0.2 million, or 3.2%, to $6.1 million for the three months ended June 30, 2004, from $6.3 million for the same period in 2003. This decrease was primarily the result of decreased sales discussed above. The gross profit margin declined 0.2% to 18.3% for the three months ended June 30, 2004, from 18.5% for the same period in 2003, primarily due to increased labor and overhead costs as a percentage of sales offset by decreased material costs as a percentage sales.

      Operating expenses decreased $0.3 million or 6.0% to $4.7 million for the three months ended June 30, 2004, from $5.0 million for the same period in 2003. The decrease in expenses is primarily due to staff reductions at the various business units and reduction of transportation expenses and professional services.

      Interest expense increased $1.1 million to $4.2 million for the three months ended June 30, 2004, from $3.1 million for the same period in 2003. This increase was the result of the non-cash charge resulting from the change of $1.5 million in fair market value of our interest rate swap during the quarter ended June 30, 2004. Excluding the this non-cash charge, our interest expense decreased $0.4 million for the three months ended June 30, 2004 for the same period in 2003. This decrease was due to lower borrowing under our revolving line of credit combined with the difference between the interest paid under our Senior Subordinated Notes and the interest received from the interest rate swap.

      For the three months ended June 30, 2004and 2003, we did not record a tax benefit due to the uncertainty of our realizing our deferred tax asset.

      Net loss increased $1.0 million or 55.6% to $2.8 million for the three months ended June 30, 2004, from $1.8 million for the same period in 2003. The change in net loss was due primarily to the change in valuation of the interest rate swap and to the other factors described above.

Six Months Ended June 30, 2004 and 2003

      Net sales decreased $2.2 million, or 3.2%, to $65.7 million for the six months ended June 30, 2004, from $67.9 million for the same period in 2003. The decrease occurred in all business units. Sales declined as a result of softness in the book publishing industry combined with severe pricing pressures due to over capacity of book and book component manufacturing.

      Gross profit decreased $1.2 million, or 9.0%, to $12.1 million for the six months ended June 30, 2004, from $13.3 million for the same period in 2003. The decrease was primarily the result of increases in overhead costs associated with the depreciation and employee health care costs. The gross profit margin declined 1.2% to 18.4% for the six months ended June 30, 2004, from 19.6% for the same period in 2003, primarily due to increased labor and overhead costs as a percentage of sales offset by decreased material costs as a percentage sales.

      Operating expenses decreased $0.5 million or 5.0% to $9.5 million for the six months ended June 30, 2004, from $10.0 million for the same period in 2003. The decrease was primarily the result of staff reductions at the various business units combined with reductions in professional fees and selling expenses.

      Interest expense increased $0.4 million to $6.5 million for the six months ended June 30, 2004, from $6.1 million for the same period in 2003. This increase was the result of the non-cash charge resulting from the change of $0.9 million in fair market value of our interest rate swap during the quarter ended June 30, 2004. Excluding this non-cash charge, our interest decreased $0.5 million for the six months ended June 30, 2004 for the same period in 2003. This decrease was due to lower borrowing under our revolving line of credit combined with the difference between the interest paid under our Senior Subordinated Notes and the interest received from the interest rate swap.

      For the six months ended June 30, 2004and 2003, we did not record a tax benefit due to the uncertainty of our realizing our deferred tax asset.

      Net loss increased $1.0 million or 35.7% to $3.8 million for the six months ended June 30, 2004, from $2.8 million for the same period in 2003. The change in net loss was due to the factors described above.

      Liquidity and Capital Resources

      During the first six months of 2004, our cash increased by approximately $9,000. Net cash provided by operating activities was approximately $6.2 million, which consisted principally of (i) a net loss of $3.8 million offset by net non-cash expenses of $7.0 million, and increased by (ii) reduction of investment in additional working capital of $3.0 million. Net cash used in investing activities was $3.1 million due to capital and equipment expenditures. Net cash used for financing activities was $3.1 million, resulting primarily from reduction in borrowings under the Senior Credit Facility of $2.4 million and by repayments of long term debt and capital lease obligations.

      Working capital increased $3.1 million to $5.0 million as of June 30, 2004, from $1.9 million at December 31, 2003. This increase is primarily attributable to a decrease in accounts receivable of $2.0 million, a decrease in accounts payable of $0.8 million, offset by a decrease in accrued expenses and an increase in inventory.

      We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($7.7 million as of June 30, 2004) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2004. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

      If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

      The following is a summary of our future cash payments under contractual obligations as of June 30, 2004. In the event of a default, many of the contracts provide for acceleration of payments.

                                                                          Payments Due by Period
                                                                         (in thousands of dollars)
      Contractual Obligations                                        Less than     1-3          4-5       After
                                                            Total      1 year      years       Years     5 years
      Long-Term Debt(1) .............................     $105,136     $  136     $    --     $105,000     $  --

      Capital Lease Obligations .....................        3,418      1,013       2,026          379        --

      Operating Leases ..............................       23,325      6,847      15,326        1,152        --
                                                          ------------------------------------------------------
      Total Contractual Cash Obligations ............     $131,879     $7,996     $17,352     $106,531     $  --
                                                          ======================================================

(1) The amounts stated are the expected amounts of our commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered.

      The following is a summary of our other commercial commitments by commitment expiration date as of June 30, 2004:

                                                    Amount of Commitment Expiration Per Period
                                                              (in thousands of dollars)
                                                              Less
                                                              than        1-3         4-5      After
      Other Commercial Commitments                Total      1 year      Years       years    5 years
      Line of Credit(1) ................         $20,000     $   --     $20,000     $   --     $   --
                                                 ----------------------------------------------------
      Total Commercial Commitments .....         $20,000     $   --     $20,000     $   --     $   --
                                                 ====================================================

(1) The line of credit is the maximum we could borrow subject to borrowing base limitations, and does not represent the amount of debt outstanding under the line of credit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Senior Subordinated Notes, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt. Under our interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on (i) a fixed rate of 8.64% (representing LIBOR as of October 27, 2003 plus 7.42%) until August 1, 2004 and (ii) a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears.

      Our interest rate swap is subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We expect to receive net payments of approximately $74,000 under the interest rate swap between July 1, 2004 and August 1, 2004. If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955% at or after August 1, 2004, the amount we would have to pay each quarter pursuant to our interest rate swap would exceed the amount we would receive each quarter pursuant to the swap. The interest rate swap agreement is subject to the risk of early termination, under certain circumstances, possibly at a time unfavorable to us. There can be no assurances that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing interest rate swap expires or is terminated.

Item 4. Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, (as defined in 17 CRF 240.13(a) - 15(e) and 240.15(d) - 15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

      There has been no change in our internal controls over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of our business. Although the outcome of claims and lawsuits against us can not be accurately predicted, we do not believe that any of the claims and lawsuits will have a material adverse effect on our business, financial condition, results of operations and cash flows for any quarterly or annual period.

Item 2. Change in Securities and Use of Proceeds.

      None.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits. Exhibits filed as part of this report are listed below:

10.1 First Amendment to the Amended and Restated Loan and Security Agreement dated as of September 30, 2003 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and Wachovia Bank, National Association as issuer and agent.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Current Report on Form 8-K filed May 14, 2004, and furnishing under
      Item 15, our financial results for the three months ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2004

                                              PHOENIX COLOR CORP.


                                              By: /s/ Louis LaSorsa
                                                  ------------------------------
                                                  Louis LaSorsa, Chairman
                                                  and Chief Executive Officer


                                              By: /s/ Edward Lieberman
                                                  ------------------------------
                                                  Edward Lieberman
                                                  Chief Financial Officer
                                                  and Chief Accounting Officer