Form 10-Q
period 2004-09-30
PHOENIX COLOR CORP
filed 2004-11-12
CIK 1060279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-50995

PHOENIX COLOR CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2269911 (I.R.S. Employer Identification No.)

540 Western Maryland Parkway Hagerstown, Maryland (Address of principal executive offices)	21740 (Zip Code)

Registrant’s telephone number, including area code:     (301) 733-0018

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
Yes |_|   No |X|

        As of November 12, 2004, there were 11,100 shares of the Registrant’s Class A Common Stock issued and outstanding and 7,794 of the Registrant’s Class B Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$80,877	$63,714
Accounts receivable, net of allowance for doubtful accounts and rebates of
$2,622,386 in 2004 and $2,345,715 in 2003	17,357,691	18,846,859
Inventory	6,530,219	5,642,108
Prepaid expenses and other current assets	2,930,182	3,045,703

Total current assets	26,898,969	27,598,384

Property, plant and equipment, net	51,008,275	57,799,341

Goodwill	13,302,809	13,302,809
Deferred financing costs, net	2,123,020	2,443,698
Other assets	9,496,144	10,635,423

Total assets	$102,829,217	$111,779,655

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$—	$409,194
Capital lease obligations	900,219	831,169
Revolving line of credit	7,353,894	6,827,929
Accounts payable	6,998,737	8,556,760
Accrued expenses	6,106,823	9,064,919

Total current liabilities	21,359,673	25,689,971
10 3/8% Senior subordinated notes	105,000,000	105,000,000
MICRF Loan	500,000	500,000
Capital lease obligations	1,849,778	2,533,018
Other liabilities	526,426	105,447

Total liabilities	129,235,877	133,828,436

Commitments and contingencies (Note 6)

Stockholders’ deficit
Common Stock, Class A, voting, par value $0.01 per share, authorized
20,000 shares, 14,560 issued shares, 11,100 outstanding shares	146	146
Common Stock, Class B, non-voting, par value $0.01 per share, authorized
200,000 shares, 9,794 issued shares, 7,794 outstanding shares	98	98
Additional paid in capital	2,126,804	2,126,804
Accumulated deficit	(26,764,478)	(22,392,167)
Stock subscriptions receivable	—	(14,432)
Treasury stock, at cost: Class A, 3,460 shares and Class B, 2,000 shares	(1,769,230)	(1,769,230)

Total stockholders’ deficit	(26,406,660)	(22,048,781)

Total liabilities & stockholders’ deficit	$102,829,217	$111,779,655

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$31,733,055	$38,091,952	$97,463,676	$105,982,425
Cost of sales	25,979,379	28,961,597	79,606,528	83,592,281

Gross profit	5,753,676	9,130,355	17,857,148	22,390,144

Operating expenses:
Selling and marketing expenses	1,502,603	1,495,958	5,109,298	5,242,773
General and administrative expenses	2,503,040	3,042,985	8,358,409	9,264,086
(Gain) loss on sale of assets	(87,666)	403,321	(76,655)	422,679
Restructuring credit	—	(2,180,946)	—	(2,180,946)

Total operating expenses	3,917,977	2,761,318	13,391,052	12,748,592

Income from operations	1,835,699	6,369,037	4,466,096	9,641,552
Other expenses:
Interest expense	2,399,691	3,051,602	8,918,658	9,185,569
Other income	(19,402)	(25,034)	(80,250)	(81,356)

Income (loss) before income taxes	(544,590)	3,342,469	(4,372,312)	537,339

Income tax benefit	—	—	—	—

Net income (loss)	($ 544,590)	$3,342,469	($ 4,372,312)	$537,339

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	(Unaudited) 2004	(Unaudited) 2003
Operating activities
Net (loss) income	($4,372,312)	$537,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,173,126	7,738,847
Amortization of deferred financing costs	380,679	417,334
Provision for uncollectible accounts	486,979	399,305
Recapture of restructuring charge	—	(2,180,946)
Change in fair value of interest rate swap	420,979	—
(Gain) loss on disposal of assets	(76,655)	422,679
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	1,002,189	(1,587,648)
Inventory	(888,111)	240,509
Prepaid expenses and other assets	1,373,169	1,342,264
Accounts payable	323,728	(1,382,571)
Accrued expenses	(2,988,096)	(1,721,678)

Net cash provided by operating activities	3,835,675	4,225,434

Investing activities:
Proceeds from sale of equipment	1,040,816	200,067
Capital expenditures	(4,346,342)	(2,654,614)

Net cash used in investing activities	(3,305,526)	(2,454,547)

Financing activities:
Net receipts from (payments to) revolving line of credit	525,965	(819,501)
Principal payments on long term borrowings and capital leases	(1,023,383)	(942,587)
Payment of deferred financing costs	(30,000)	(40,000)
Proceeds from the payment of stock subscriptions	14,432	10,800

Net cash used in financing activities	(512,986)	(1,791,288)

Net increase (decrease) in cash	17,163	(20,401)
Cash and cash equivalents at beginning of period	63,714	109,297

Cash and cash equivalents at end of period	$80,877	$88,896

Non-cash investing activities:
Equipment included in accounts payable	$108,321	$1,067,943

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation.

          The accompanying interim consolidated financial statements of Phoenix Color Corp. and its subsidiaries (the “Company”) do not include all of the information and disclosures generally required for annual consolidated financial statements and are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of its operations for the three month and nine month periods ended September 30, 2004 and 2003. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s Annual Report filed on Form 10-K.

2.	Inventory.

          Inventory consists of the following:

	September 30, 2004	December 31, 2003
Raw materials	$4,695,276	$4,121,000
Work in process	1,834,943	1,521,108

	$6,530,219	$5,642,108

3.	Other Assets.

          Other assets at September 30, 2004 and December 31, 2003 include equipment deposits of $1,988,230 and $1,869,861, respectively.

4.	Accrued Expenses.

          Accrued expenses at September 30, 2004 and December 31, 2003 include accrued interest payable of $1,824,383 and $4,433,471, respectively.

5.	Debt.

          The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the “Indenture”) in a private offering. The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future “restricted subsidiaries,” as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved and contains other non-financial covenants. As of September 30, 2004 and December 31, 2003 the Company failed to meet the required consolidated coverage ratio. The Company has incurred $2.7 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

          On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the “Swap Agreement”) to manage interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converts $50 million of the Company’s $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the Swap Agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears. For the period beginning October 27, 2003 and ending July 31, 2004, the Company received payments under Swap at a fixed rate of 10 3/8% and made payments at a fixed rate of 8.64%. The interest rate swap does not qualify for hedge accounting and therefore any change in the interest rate swap’s value is recorded as a component of interest expense on the Company’s consolidated statement of operations. As of September 30, 2004 and December 31, 2003, the fair value of the interest rate swap was ($526,426) and ($105,447), respectively, which were included in other long term liabilities on the consolidated balance sheet. Interest expense for the three month period ended September 30, 2004, decreased by $516,152, which represents the change in the valuation of the interest rate swap on June 30, 2004 and September 30, 2004. Interest expense for the nine month period ended September 30, 2004, increased by $420,979, which represents the change in the valuation of the interest rate swap on September 30, 2004 and December 31, 2003.

          In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of September 30, 2004, the Company employed over 575 people in the State of Maryland. The Company has included the principal amount of this loan in long term debt on the Company’s consolidated balance sheet at September 30, 2004.

          On September 30, 2003, the Company entered into an Amended and Restated Loan and Security Agreement (the “Senior Credit Facility”) with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by substantially all of the assets of the Company. The Company’s availability under the Senior Credit Facility was $4.3 million as of September 30, 2004. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends, distributions and the redemption of stock; limitations on sales of assets, compensation of executives, and additional debt; and other financial and non-financial covenants, including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility. As of December 31, 2003 the Company was in compliance with fixed coverage charge ratio. As of September 30, 2004, the Company was in compliance with its fixed coverage charge ratio. The Company executed a second amendment (Exhibit 10.1 attached hereto) to the Senior Credit Facility which clarified the definition of fixed charges in the first amendment to the Senior Credit Facility.

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

7.	Guarantor Subsidiaries.

          Phoenix Color Corp. (“Parent”) currently has no independent operations, and the guarantees made by all of its subsidiaries, which are all 100% owned, are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in the Parent’s financial statements would be representative of the combined guarantors.

8.	Income Taxes.

          The Company did not record an income tax provision for the three or nine months ended September 30, 2004 and 2003 due to the uncertainty of the utilization of its deferred tax assets generated primarily as a result of its net operating losses.

9.	Stock Options

          The Company has one stock-based employee compensation plan, which was established in 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of the grant over the exercise price of the option granted. Compensation cost is recognized over the vesting period. Prior to August 2003, no options were issued or outstanding. On August 16, 2003, options to purchase an aggregate of 657 shares of the Company’s Class A common stock were issued to key executives of the Company. The options vest ratably over a three year vesting period. As of September 30, 2004, one third of the options are exercisable and 2,178 shares are available for future grants under the terms of the Company’s Amended and Restated Stock Incentive Plan.

          The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 to stock-based employee compensation for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net (loss) income, reported	($ 544,590)	$3,342,469	($4,372,312)	$537,339

Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	—	—	—	—

Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for stock
options, net of related tax effects	($ 10,777)	—	($ 32,331)	—

Pro forma net (loss) income	($ 555,367)	$3,342,469	($4,404,643)	$537,339

          The effect of applying SFAS No. 123 on the nine month period ended September 30, 2004 pro forma net loss, as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional option grants in future years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Our results of operations for the three and nine months ended September 30, 2004 reflect the fact that we continue to operate in an environment where our customers, book publishers, are under intense competitive pressure. While trade publishers have experienced an increase in sales in the current year, educational publishers in elementary, secondary and higher education have experienced declines and are under intense pressure to reduce costs. Small and medium sized publishers have been expanding but do not have the budgets or capitalization to use special effects on their book components. This has caused publishers to seek price concessions from their vendors, and over capacity in manufacturing has resulted in lower prices. Retailers have the right to return unsold books to publishers. As a result, publishers have reduced the quantities of orders to avoid having to take back unsold books resulting in lower sales by book and book component manufacturers.

          During the nine month period ended September 30, 2004, we continued to look for ways to reduce costs of manufacture and overhead to remain competitive in this highly aggressive environment. Our net sales decreased $8.5 million to $97.5 million for the nine months ended September 30, 2004 from $106.0 million for the same period in 2003, and our income from operations, declined $3.0 million to $4.5 million from $7.5 million for the nine months ended September 30, 2004 and 2003, respectively after excluding the recapture of a prior year restructuring charge in 2003. We have instituted cost saving measures in several areas including disbanding our aviation department and implementing a new employee health benefit plan, the two of which we estimate should save $3.0 million annually.

Forward Looking Statements

          Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “estimates,” “anticipates,”“intends,” “will,” “should,” “could,”“expects,” “believes,” “continues” or “predicts.”These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the risk that we will not have the funds we anticipated or will require more funds than we anticipated to finance our current operations, remaining capital expenditures and internal growth for the year 2004, (iii) the risk that any claims and lawsuits filed, threatened to be filed or pending against us might have a material adverse effect on our business or results of operations, (iv) the risk that cost savings measures we have instituted will not yield the savings we anticipate, (v) the risk that we will not receive the net payments we anticipate pursuant to our interest rate swap or that we will incur a net liability pursuant to our interest rate swap, (vi) the risk that our allowance for doubtful accounts and rebates will not be adequate and (vii) the risk that there has been an impairment in the value of our physical assets. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q.

Critical Accounting Policies

          Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. To prepare our financial statements, we must make certain judgments and estimates which affect the reporting of assets and liabilities, both real and contingent, and income and expenses. Assets and liabilities which are continually re-evaluated include, but are not limited to, allowances for doubtful accounts, inventories, goodwill, income taxes, restructuring, contingencies and litigation. We use our best judgment when making estimates, based on the current facts and historical experience with respect to numerous factors that are difficult to predict and beyond management’s control. Because we are making judgments when we make estimates, actual results may differ materially from these estimates. We believe our estimates are reasonable under the circumstances based on our critical accounting policies used in preparing our financial statements.

          Management believes that the following policies are critical accounting policies, as defined by the Securities and Exchange Commission (the “SEC”). The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and might change in subsequent periods. We discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in the Notes to the Consolidated Financial Statements.

Revenue Recognition

          We recognize revenue upon shipment of our products to or on behalf of our customers. No sales are made on consignment.

Allowance for Doubtful Accounts and Rebates

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. We also provide rebates to certain customers if they attain certain sales levels. The rebates are in the form of a credit, which is established as an allowance against accounts receivable. As of September 30, 2004, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.6 million, was $17.4 million. We believe the allowance is reasonable.

Inventory

          Our inventory, which is physically counted monthly, is stated at the lower of cost or market value, as determined under the first-in, first-out (“FIFO”) method. We do not maintain an inventory of finished goods as all product manufactured is for a specific order and is shipped upon completion.

Intangible Assets

          Our goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. Our total goodwill of $13.3 million consists of $4.7 million and $8.6 million associated with the 1996 and 1999 acquisitions of New England Book Holding Corporation, and Mid-City Lithographers, Inc., respectively. In January 2002, we adopted the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. We test the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed. In 2004, we performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, we may be required to recognize an impairment charge to the asset.

Long Lived Assets

          We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and record any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets. As of September 30, 2004, we do not believe there was any impairment to the value of our physical assets.

Deferred Tax Valuation Allowance

          As of September 30, 2004, we recorded a valuation allowance of $6.4 million against our total net deferred tax asset of $6.4 million. Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Stock Based Compensation

          The Company discloses information relating to stock-based compensation awards in accordance with SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to such compensation awards. Under the Company’s employee stock option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense has been recorded with respect to such stock option grants.

Results of Operations

          The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statements of Operations (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Net sales	$31.7	100.0	$38.1	100.0	$97.5	100.0	$106.0	100.0
Cost of sales	26.0	82.0	29.0	76.1	79.6	81.6	83.6	78.9
Gross profit	5.7	18.0	9.1	23.9	17.9	18.4	22.4	21.1
Operating expenses	3.9	12.3	2.8	7.3	13.4	13.7	12.7	12.0
Income from operations	1.8	5.7	6.3	16.6	4.5	4.7	9.7	9.1
Interest	2.3	7.3	3.0	7.9	8.9	9.1	9.2	8.7
Other income	—	—	—	—	0.1	0.1	0.1	0.1
Loss before income taxes	(0.5)	(1.6)	3.3	8.7	(4.3)	(4.3)	0.6	0.6
Income tax provision	—	—	—	—	—	—	—	—
Net loss	(0.5)	(1.6)	3.3	8.7	(4.3)	(4.3)	0.6	0.6

Three Months Ended September 30, 2004 and 2003

          Net sales decreased $6.4 million, or 16.8%, to $31.7 million for the three months ended September 30, 2004, from $38.1 million for the same period in 2003. The decrease occurred primarily as a result of decreased sales volume in the book component manufacturing and Rockaway book manufacturing business units, with sales marginally increasing in the Maryland book manufacturing business unit . The decreased sales volume in the book component unit is a result of lower quantities per job combined with aggressive pricing due to competitiveness in the printing industry. The decrease in the Rockaway business unit is primarily the result of publishers seeking to maximize the benefits of off shore pricing. However, we have developed a symbiotic relationship with an Asian printer to assist customers to fulfill their economic needs while retaining the relationship with the customer.

          Gross profit decreased $3.4 million, or 37.4%, to $5.7 million for the three months ended September 30, 2004, from $9.1 million for the same period in 2003. This decrease was primarily the result of decreased sales volumes discussed above and our inability to reduce manufacturing costs at a rate commensurate with the decrease in sales. The gross profit margin declined 5.9% to 18.0% for the three months ended September 30, 2004, from 23.9% for the same period in 2003, primarily due to increased material labor and overhead costs as a percentage of sales.

          Operating expenses increased $1.1 million or 39.3% to $3.9 million for the three months ended September 30, 2004, from $2.8 million for the same period in 2003. In the third quarter of 2003, we realized a non-cash credit of $2.1 million for the recapture of a restructuring charge recorded in a previous year and incurred a charge for loss on sale of equipment of $0.4 million. Exclusive of the restructuring credit and loss on equipment dispositions, operating expenses after giving effect to these amounts, for the third quarter of 2003 amounted to $4.5 million or $0.6 million higher than the current year. The decrease in expenses in 2004 was the result of lower administrative expenses, with compensation and employee benefits accounting for approximately 60% of the decrease.

          Interest expense decreased $0.7 million to $2.3 million for the three months ended September 30, 2004, from $3.0 million for the same period in 2003. This decrease was primarily the result of the difference between the fair market value of our interest rate swap on September 30, 2004 of ($0.5) million and June 30, 2004 of ($1.0) million resulting in a non-cash credit of $0.5 million. The additional decrease of $0.2 million was primarily due to the difference between the interest we paid under our Senior Subordinated Notes and the interest we received from the interest rate swap.

          For the three months ended September 30, 2004 and 2003, we did not record a tax benefit due to the uncertainty of the realization of our deferred tax asset.

          We incurred a net loss of $0.5 million for the three months ended September 30, 2004, compared to net income of $3.3 million for the same period in 2003. The change was due to the factors described above.

Nine Months Ended September 30, 2004 and 2003

          Net sales decreased $8.5 million, or 8.0%, to $97.5 million for the nine months ended September 30, 2004, from $106.0 million for the same period in 2003. The decrease occurred in all business units. Although the number of jobs processed remained virtually unchanged, sales dollars declined as a result of reductions in the order quantities combined with severe pricing pressures due to over capacity in the book and book component manufacturing industry. Sales in the Rockaway, New Jersey business unit declined even though our Asian initiative doubled its sales, due to major customers seeking the benefits of off shore pricing with Asian manufacturers with whom they have been dealing over long periods to time.

          Gross profit decreased $4.5 million, or 20.1%, to $17.9 million for the nine months ended September 30, 2004, from $22.4 million for the same period in 2003. This decrease was primarily the result of decreased sales volumes discussed above and our inability to reduce manufacturing costs at a rate commensurate with the decrease in sales. The gross profit margin declined 2.7% to 18.4% for the nine months ended September 30, 2004, from 21.1% for the same period in 2003, primarily due to increased labor and overhead costs as a percentage of sales offset by decreased material costs as a percentage sales.

          Operating expenses increased $0.7 million or 5.5% to $13.4 million for the nine months ended September 30, 2004, from $12.7 million for the same period in 2003. In September of 2003, we realized a non-cash credit of $2.1 million for the recapture of a restructuring charge recorded in a previous year and incurred a charge for loss on sale of equipment of $0.4 million. Exclusive of the restructuring credit and loss on equipment dispositions, operating expenses for the nine months ended September 30, 2004 decreased $1.0 million to $13.4 million from $14.4 million for the same period in the prior year. The decrease in expenses occurred primarily in administrative expenses, with compensation, employee benefits, professional fees and elimination of the aviation department accounting for approximately 75% of the decrease.

          Interest expense decreased $0.3 million to $8.9 million for the nine months ended September 30, 2004, from $9.2 million for the same period in 2003. Included in interest expense for the nine months ended September 30, 2004 is a non-cash charge of $0.4 million resulting from the change in fair market value of our interest rate swap on September 30, 2004 of ($0.5) million and December 31, 2003 of ($0.1) million. Excluding this non-cash charge, our interest decreased $0.7 million for the nine months ended September 30, 2004 for the same period in 2003. This decrease was due to average lower borrowing under our revolving line of credit combined with the difference between the interest we paid under our Senior Subordinated Notes and the interest we received from the interest rate swap.

          For the nine months ended September 30, 2004and 2003, we did not record a tax benefit due to the uncertainty of the realization of our deferred tax asset.

          We incurred a net loss of $4.3 million for the nine months ended September 30, 2004, compared to net income of $0.6 million for the same period in 2003. The change was due to the factors described above.

Liquidity and Capital Resources

          During the first nine months of 2004, our cash increased by approximately $17,000. Net cash provided by operating activities was approximately $3.8 million, which consisted principally of (i) a net loss of $4.4 million offset by net non-cash expenses of $9.4 million, and decreased by (ii) an increase in working capital of $1.2 million. Net cash used in investing activities was $3.3 million due to capital and equipment expenditures. Net cash used for financing activities was $0.5 million, resulting primarily from repayments of long term debt and capital lease obligations of $1 million offset by increases in borrowings under our Senior Credit Facility of $0.5 million.

          Working capital increased $3.6 million to $5.5 million as of September 30, 2004, from $1.9 million at December 31, 2003. This increase is primarily attributable to an increase in inventory of $0.9 million, a decrease in accounts payable and accrued expenses of $4.5 million, offset by a decrease in accounts receivable of $1.5 million and an increase in borrowing under the Senior Credit Facility of $0.5 million.

          We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under our Senior Credit Facility ($4.3 million as of September 30, 2004) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2004. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business, prospects or results of operations.

          If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

          The following is a summary of our future cash payments under contractual obligations as of September 30, 2004. In the event of a default, many of the contracts provide for acceleration of payments.

	Payments Due by Period (in thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years

Long-Term Debt (1)	$105,000	$—	$—	$105,000	$—
Capital Lease Obligations	3,165	1,013	2,026	126	—
Operating Leases	21,675	6,928	13,947	800	—

Total Contractual Cash Obligations	$129,840	$7,941	$15,973	$105,926	$—

(1) The amounts stated are the expected amounts of our commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered.

          The following is a summary of our other commercial commitments by commitment expiration date as of September 30, 2004:

	Amount of Commitment Expiration Per Period (in thousands of dollars)
Other Commercial Commitments	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years

Line of Credit (1)	$20,000	$—	$20,000	$—	$—

Total Commercial Commitments	$20,000	$—	$20,000	$—	$—

(1) The line of credit is the maximum we could borrow subject to borrowing base limitations, and does not represent the amount of debt outstanding under the line of credit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Senior Subordinated Notes, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt. Under our interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on a LIBOR-based variable rate plus 7.42%, adjusted semiannually in arrears. For the period beginning October 27, 2003 and ending July 31, 2004, the Company received payments under Swap at a fixed rate of 10 3/8% and made payments at a fixed rate of 8.64%.

          Our interest rate swap is subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955%, the amount we would have to pay each semiannual period pursuant to our interest rate swap would exceed the amount we would receive each semiannual period pursuant to the swap. The interest rate swap agreement is subject to the risk of early termination under certain circumstances, possibly at a time unfavorable to us. There can be no assurances that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing interest rate swap expires or is terminated.

Item 4. Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, (as defined in 17 CRF 240.13(a) – 15(e) and 240.15(d) –15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

          There has been no change in our internal controls over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

          None.

Item 3. Defaults upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. Exhibits filed as part of this report are listed below:

10.1	Second Amendment to the Amended and Restated Loan and Security Agreement dated as of September 30, 2003 by and among Phoenix Color Corp. and its subsidiaries, and the lenders referenced therein and Wachovia Bank, National Association as issuer and agent.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed August 13, 2004, and furnishing under Item 15, our financial results for the six months ended June 30, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2004

PHOENIX COLOR CORP.

By: /s/ Louis LaSorsa
       ——————————————
       Louis LaSorsa, Chairman
       and Chief Executive Officer

By: /s/ Edward Lieberman
       ——————————————
       Edward Lieberman
       Chief Financial Officer
       and Chief Accounting Officer