Form 10-K
period 2004-12-31
PHOENIX COLOR CORP
filed 2005-03-31
CIK 1060279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 333-50995

PHOENIX COLOR CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-2269911
(State or other	(I.R.S. Employer Identification No.)
jurisdiction of incorporation or organization)

540 Western Maryland Parkway
Hagerstown, Maryland	21740
(Address of principal executive offices)	(Zip Code)

(301) 733-0018

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act
Not Applicable

Securities registered pursuant to Section 12(g) of the Act
Not Applicable

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|  No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  |_|  No  |X|

          As of June 30, 2004, Phoenix had no voting or non-voting common equity registered under the Securities Exchange Act of 1934, as amended.  There is no trading market for the common equity of Phoenix.

          As of March 15, 2005, there were 11,100 shares of Phoenix’s Class A Common Stock issued and outstanding and 7,794 of Phoenix’s Class B Common Stock issued and outstanding.

Documents Incorporated by Reference

          None.

Forward Looking Statements

          Some of the statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include our indications regarding our intent, beliefs or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “estimates,” “anticipates,” “intends,” “will,” “should,” “could,” “expects,” “believes,” “continues” or “predicts.”  These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results.  These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance our current operations, remaining capital expenditures and internal growth for the year 2005, (iii) the realization of any revenue on the sale of any of our assets, (iv) future consolidation in the printing industry, (v) the ability to pass increased costs of materials on to our customers, (vi) the suitability and adequacy of our existing facilities for our current and short term future needs, without the necessity for major investment in plant and equipment, (vii) whether a resurgence in book publishing will occur, (viii) our ability to continue to reduce costs, (ix) the risks inherent in our interest rate swap agreement, including risk of early termination and (x) the outcome of any claims and lawsuits filed, threatened to be filed or pending against us.  You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

          Unless the context requires otherwise, “Phoenix,” “we,” “us,” and “our” refers to Phoenix Color Corp. and its subsidiaries.

Overview

          We manufacture book components in Hagerstown, Maryland (the “Component Facilities”) and we manufacture heavily illustrated multicolor books at our book manufacturing facility in Rockaway, New Jersey (the “Rockaway Facility”).  Through January 31, 2005, we manufactured one and two color hard cover and soft cover books at our book manufacturing facility in Hagerstown, Maryland (the “BTP Facility”). Book components include book jackets, paperback covers, pre-printed case covers for hardcover books, illustrations, endpapers and inserts.  We generate revenues primarily through the sale of books and book components to book publishers.  Book publishers generally design book components to enhance the sales appeal of the books.  The production of book components requires specialized equipment, materials and finishes and often demands high-quality, intricate work.  As a result, many leading publishers rely on specialty printers such as Phoenix to supply high quality book components.

          In developing and growing our business, we have emphasized:

•	Technologically advanced prepress and manufacturing equipment and efficient production techniques;

•	Computer managed information systems that link all of our facilities and customers and furnish real time operating data;

•	Fast turnaround times made possible by our state-of-the-art manufacturing equipment, the strategic location of our three plants near major delivery points and the use of our own delivery trucks;

•	Long-term relationships with suppliers of important raw materials such as paper, laminating film and ink; and

•	Highly motivated and trained sales personnel.

History

          Phoenix was founded in 1979 by a group of fifteen printing industry veterans, including Louis LaSorsa, our Chairman, President and Chief Executive Officer. Initially, we focused on supplying book components for the higher education and professional reference markets but in subsequent years expanded into other markets within the publishing industry.  In 1998, we began manufacturing heavily illustrated multicolor books, and in 1999, one and two color hard and soft cover books.  We originally conducted our operations in a single production facility in Long Island City, New York.  In 1993, we moved the major portion of our business to Hagerstown, Maryland.  On December 29, 2004, we sold the manufacturing assets of our BTP Facility and ceased operations at that facility effective January 31, 2005.  We currently operate a total of three plants (after cessation of book manufacturing at our BTP Facility) in the States of Maryland and New Jersey and maintain a sales office in New York.

          We were incorporated in the State of New York in 1979 and reincorporated by merger in the State of Delaware in 1996.  Our headquarters is at 540 Western Maryland Parkway, Hagerstown, Maryland 21740 and our telephone number is (301) 733-0018.

Sale of Assets and Discontinued Operations

          On December 29, 2004, we completed the sale to R.R. Donnelley & Sons Company (“R.R. Donnelley”) of the binding line and press equipment located at the BTP Facility.  Pursuant to an Asset Purchase Agreement dated December 29, 2004, R. R. Donnelley acquired substantially all of the binding line and press equipment and other tangible personal property used at the BTP Facility for an aggregate purchase price of $16,831,514, which equaled the buyout price for the equipment subject to various equipment leases terminated at the transaction’s closing.  In connection with the transaction, we agreed not to engage in the business of printing one or two color, soft or hard cover books in the United States for a period of five (5) years.  We and R.R. Donnelley have reached an agreement through which the Component Facilities will produce components for a number of R.R. Donnelley book plants.  This agreement does not contain any volume requirements.  We have not reached any final conclusions regarding the use or disposition of the real property and improvements we own and which historically have been utilized by the BTP Facility, the operations of which have been terminated.  The results of our BTP division have been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

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

          Digital Prepress Services.

          We provide a complete range of prepress services, including color separations, high speed imaging, assembly, electronic retouching, archiving, digital file transfer, color-accurate digital proofing and computer generated platemaking.  We offer prepress services at each of our manufacturing facilities.  Our prepress services are linked through a high speed telecommunications network.  We do not rely on any subcontractors for our prepress needs.

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

          We produce heavily illustrated multicolor books in our Rockaway Facility, which has three presses capable of printing up to eight or ten colors on a single side or four or five colors on each side during a single pass.  These presses employ roll stand technology, which sheets the paper as it enters the press, (thereby eliminating the need to sheet paper off line) and continually add paper to the feeder system of the press.  We offer several varieties of binding styles including smythe sewn, side sewn and thread seal for hard cover books in addition to gluing for both hard cover and soft cover books.

          Through January 31, 2005, we printed one and two color hard and soft cover books at our BTP Facility.  In connection with the manufacture of books, we offered perfect binding, saddle wire binding and hard cover casing-in.  On December 29, 2004 we sold the manufacturing assets of this facility.

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

          Before printing, we provide customers with color accurate digital proofs of their jobs, which our customers must approve.  We can transfer digital files within our facilities and to our customers who have been provided with the appropriate equipment.  We may also receive or transmit files from or to our customers through the Internet in various formats, including PDF and HTML, among others.

Raw Materials, Purchasing and Inventory

          We use substantial quantities of paper, ink, laminating film, foil and other materials in our operations.  We generally favor “single sourcing” of our various raw materials purchases.  We believe that establishing strong commercial relationships with a relatively small number of suppliers enables us to negotiate favorable prices and to maintain reliable supplies of such materials.  Nevertheless, we are not party to any long-term supply agreements, are not dependent on any single source for our raw materials and believe we could replace any individual supplier without disruption to our business.  We maintain minimal inventories of our supplies.  A change in suppliers could cause a delay in manufacturing, and a possible loss of sales, which could adversely affect operating results.

          We generally obtain annual pricing commitments from our suppliers, but such commitments are not legally binding.  Nevertheless, our vendors have historically complied with commitments made to us.  We generally pass through material costs to our customers and believe that in the event of material price increases by vendors, we could pass such increases through to our customers.

          We use centralized purchasing and storage for book component inventory at the Component Facilities in order to control raw material costs.  Further, we purchase paper in large rolls and convert the paper, using our own computerized sheeters, into sheets in the sizes required by our presses.  By converting in excess of 30 million pounds of paper in-house annually, we are able to reduce paper costs, avoid delays in obtaining properly sized sheets and minimize the need to maintain an inventory of specific sheet paper sizes.

Trademarks

          Phoenix owns trademarks that are used in the conduct of its business.  These trademarks are valuable assets, the most important of which are “Phoenix Color,” and “Phoenix Colornet.”

Markets

          We sell book components and heavily illustrated multicolor books, and through January 31, 2005, we sold one and two color hard and soft cover books to all major book publishing markets.  Various book publishing markets may respond to different economic and other factors, and declines in one or more markets in a given year may be offset by improvements in other markets.  Accordingly, we view our sales to a broad range of book publishing markets as a competitive strength.

          Sales of book components represented 77.1%, 77.4% and 78.5% of our net sales in the years ended December 31, 2004, 2003 and 2002, respectively.  Sales of book components for use in general interest books accounted for 48.3% of our net book component sales for the year 2004, 52.1% for 2003 and 47.8%

 for 2002.  Sales of book components to publishers of educational materials accounted for 26.3% of net book component sales in 2004 and 24.9% in each of the years 2003 and 2002.  Sales to publishers of business-related books accounted for 7.1%, 6.9% and 9.4% of net book component sales in 2004, 2003 and 2002, respectively.  Sales of book components to all other book publishers accounted for 18.3%, 16.1% and 17.9% of net book component sales in 2004, 2003 and 2002, respectively.

          We began selling heavily illustrated multicolor books to publishers of juvenile books in the fourth quarter of 1998.  We are continuing to expand our customer base of both juvenile and non-juvenile illustrated multicolor book customers.  Sales of heavily illustrated multicolor books represented 22.9%, 22.6% and 21.5% of our net sales for the years ended December 31, 2004, 2003, and 2002, respectively.

Customers

          We have a base of over 400 active customers, including many of the leading publishing companies in the world.  Among our largest customers are HarperCollins, Pearson Publishing, Simon & Schuster, Random House, Holtzbrinck Publishers, McGraw-Hill, Time Warner, Thomson Learning, Thomas Nelson, Oxford University Press, and W.W. Norton, many of which have been our customers since our inception in 1979.  Many of these customers have decentralized operations in which purchasing decisions are made by various divisions.  HarperCollins Publishers and Pearson Publishing accounted for 21.1% and 19.5%, respectively, of our net sales in 2004 and 19.3% and 19.1%, respectively, of our net sales in 2003.  Our ten largest customers accounted for approximately 85.2% and 82.6% of net sales in 2004 and 2003, respectively.  The loss of any one or more of our ten largest customers would be detrimental to our operating results.

          Because we derive all of our revenues from customers in the book publishing and book printing industries, our business, financial condition and results of operations could be adversely affected by changes which have a negative impact on these industries.

Sales

          In 2004 we had a direct sales force consisting of 21 sales representatives located throughout the U.S.  Due to the termination of operations at our BTP Facility, we reduced our sales force in 2005 by 7 people.  We train our sales personnel in techniques of selling and technical training in the manufacturing process and train them to provide superior service to customers.  We have established a marketing department, which works with our sales department to promote our services, including participating in publishing industry trade shows.

Backlog

          We do not operate with any backlog at our book component and heavily illustrated multicolor books facilities.  Both we and our customers share the same goal: processing orders on demand in the shortest possible time frame.

Competition

          The printing industry in general, and the printing and manufacturing of books in particular, are extremely competitive.  Over the past several years, there has been significant consolidation in the publishing industry, such that fewer publishers control a greater share of the market.  Although there are still many small, independent publishers, they do not wield the leverage held by major publishing houses.  In addition, many of the larger publishers have become part of much larger media companies with in-house production capabilities, and are driven to maximize profits.  Over the past four years, the printing industry has experienced a reduction in demand for books and book components and is currently experiencing excess capacity.  These factors have combined to cause pricing pressures for book and book component manufacturers.  Management believes that this environment will lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset industry excess capacity and pricing pressures.

          We compete in the printing and manufacturing of books with dominant printers in the industry, consisting of R.R. Donnelley, Quebecor/World and Banta Corporation, as well as smaller companies such as Worzalla Publishers and Lake Book.  All of the dominant printers have significantly more revenue and assets than us.  Our Rockaway Facility also competes in the multicolor highly illustrated book market with Asian printers that create pricing pressure for these type of books.  We also compete with book component printers, such as Coral Graphics, which offer services similar to ours to the publishing industry.

          Competitive factors in the printing of book components and the manufacture of complete books include price, quality, speed of production and delivery, use of technology and the ability to service specialized customer needs on a consistent basis.  Many of the largest publishers also have contracts with book printers to insure that the publishers’ products are printed on a preferred basis in the event manufacturing availability becomes limited.  The cost of moving film or digital files from one printer to another is a disincentive for publishers to order reprints from a printer other than the printer that completed the original print job.  In both the printing and manufacturing of books and book components, we believe that we compete by offering a high level of service that many customers, particularly medium sized publishers, are unaccustomed to receiving from our competitors.  We also compete with our book component competitors by being able to perform in-house all services required by publishers.

Employees

          As of December 31, 2004, we had 690 employees, of whom 8 were engaged in management, 37 in finance, administration and billing, 64 in sales, sales support and customer service, 10 in information systems and technological development, 15 in transportation and 556 in manufacturing. None of our employees are represented by unions, and we believe we have satisfactory relations with our workforce.  Due to the cessation of operations at the BTP Facility, we eliminated approximately 180 positions in January 2005.

Working Capital

          Through careful management, and not withstanding the decline in revenues, we have increased our working capital to $6.2 million at December 31, 2004 compared to $1.9 million at December 31, 2003 and a negative $1.1 million at December 31, 2002.  We maintain inventories at the lowest levels possible while still fulfilling customer orders, relying on our vendors to provide adequate inventory for delivery within 24 hours.  We supply all of the materials for our Component Facilities and Rockaway Facility, whereas certain large publishers provided paper at our the BTP Facility.  We provide terms consistent with norms in the industry for payment of invoices from customers.  Smaller publishers generally request more favorable payment terms, which we sometimes grant in accordance with the publishers’ respective financial stability, but never in excess of 90 days and with limits on overall credit advanced.  We make no sales on consignment.

Seasonality

          There is generally no seasonality in our sales due to various markets in publishing industry producing books at various times during the year.

ITEM 2.  PROPERTIES

          Our corporate and administrative offices are located in one of the two adjacent manufacturing facilities comprising the Component Facilities. We lease various manufacturing and regional sales offices.  A summary of the location, size and nature of the principal facilities appears below:

Location	Use	Leased/Owned; Expiration Date	Square Footage

Hagerstown, MD	Corporate offices; printing, prepress and finishing for book components	Owned	114,000
Hagerstown, MD	Printing, prepress and finishing for book components	Owned	86,000
New York City, NY	Sales	Leased; 10/31/09	11,000
Rockaway, NJ	Printing, prepress and finishing for complete books	Leased; 3/31/08	90,000
Hagerstown, MD (1)	Printing, prepress and binding for complete books	Owned	170,000

          (1) The BTP Facility ceased operations in January 2005 following the sale of all of its book manufacturing assets other than the land and building located at the BTP Facility.  We are evaluating the options with respect to all of our real estate located in Hagerstown, Maryland.

          All owned real property collateralizes our senior credit facility pursuant to our Amended and Restated Credit Agreement with Wachovia Bank, N.A. dated September 30, 2003 (the “Senior Credit Facility”).

          We believe that our existing facilities are suitable and adequate for our current and short term future needs, without the necessity of major investment in plant or equipment.  The Component Facilities and the Rockaway Facility operate at approximately 75% of capacity.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

          No established public trading market exists for our Class A Common Stock or Class B Common Stock.  As of March 15, 2005 there were eleven holders of record of our Class A Common Stock and two holders of record of our Class B Common Stock.

          We did not declare or pay any dividends on our capital stock in the past three years.  We expect to retain future earnings, if any, to finance the growth and development of our business.  Thus, we do not intend to declare or pay dividends on our capital stock for the foreseeable future. Further, our Senior Credit Facility prohibits, and the indenture governing our 10-3/8% Senior Subordinated Notes (the “Indenture”) restricts, the payment of dividends.  Under the terms of the Indenture, we may not pay dividends unless we are not in default under the Indenture and we would, after giving effect to the dividend, be in compliance with certain financial criteria, as set forth in the Indenture.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data of the Company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our Audited Consolidated Financial Statements. Prior period amounts have been restated to reflect the sale of the manufacturing assets of the BTP Facility and the presentation of the BTP asset group as a discontinued operation in accordance with SFAS No. 144.  This information should be read in conjunction with the 2004, 2003 and 2002 Consolidated Financial Statements and the related Notes thereto appearing as Item 8 of this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(dollars in thousands)
Statement of Operations Data:
Sales	$137,545	$109,342	$111,123	$106,159	$98,577
Cost of sales	102,622	79,757	76,552	73,662	71,998
Gross profit	34,923	29,585	34,571	32,497	26,579
Operating expenses:
Selling and marketing expenses	5,560	6,619	6,110	5,042	5,007
General and administrative	16,103	14,060	10,571	11,814	9,775
(Gain) loss on sale of assets (1)	2,630	122	(323)	589	694
Restructuring charge (credit) (2)	11,425	(304)	—	(2,181)	—
Impairment charge (3)	—	—	744	—	—
Lease termination charge (4)	—	—	1,760	—	—
Total operating expenses	35,718	20,497	18,862	15,264	15,476
Income (loss) from operations	(795)	9,088	15,709	17,233	11,103
Interest expense	(12,943)	(12,374)	(12,675)	(12,066)	(12,166)
Other income (expense)	116	254	(345)	(2)	181
Income (loss) from continuing operations before income taxes	(13,622)	(3,032)	2,689	5,165	(882)

Income tax (benefit) provision	(3,732)	4,400	(3,269)	—	(440)
(Loss) income from continuing operations	(9,890)	(7,432)	5,958	5,165	(442)
Discontinued operations (5):
Loss from operations of the discontinued BTP division (including loss on disposal of $5.6 million in 2004)	(8,595)	(7,577)	(7,599)	(7,995)	(12,719)
Income tax benefit	3,323	—	—	—	—
Loss on discontinued operations	(5,272)	(7,577)	(7,599)	(7,995)	(12,719)
Net loss	$(15,162)	$(15,009)	$(1,641)	$(2,830)	$(13,161)
Balance Sheet Data (at year end):
Cash and cash equivalents	$368	$122	$109	$64	$39
Total assets	133,072	122,402	119,044	111,780	91,665
Total debt (including capital lease obligations)	114,180	117,902	119,626	116,101	109,795

Total stockholders’ (deficit)	(2,653)	(17,624)	(19,233)	(22,049)	(35,195)
Other Financial Data:
Depreciation and amortization expense	$15,436	$13,955	$10,330	$10,631	$10,979

Capital expenditures (6)	7,431	5,254	5,830	4,840	19,304
EBITDA (7)	6,162	15,720	18,095	19,867	9,544
Ratio of earnings to fixed charges (8)	—	—	1.18	1.37	—

(1)	Reflects non-cash (gains) and losses on sale of capital assets.

(2)

Reflects, in 2000, a charge for closing the operations of TechniGraphix, Inc. and the Taunton, Massachusetts facility, of which approximately $7.5 million are non-cash expenses, and in 2001 and 2003, reversals of part of the charge due to a negotiated settlement of certain lease obligations.

(3)	Reflects a charge for a decrease, under a settlement of a lawsuit, of the amount owed to us by Krause America.

(4)	Reflects a charge for the cancellation of a lease on the Taunton, Massachusetts facility.

(5)	Reflects the loss on discontinued operations on the BTP division, including a $5.6 million loss on sale of assets in 2004.

(6)	Includes property and equipment acquired for cash or financed through notes, deposits and capital leases.

(7)

EBITDA represents our net income (loss) before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and may not be comparable to other similarly titled measures by other companies. EBITDA does not represent income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis on which we assess our financial performance, and certain covenants in our borrowing agreements are tied to similar measurements. The table below reflects how we calculate EBITDA.

	2000	2001	2002	2003	2004

Pretax loss including discontinued operations	$(22,217)	$(10,609)	$(4,910)	$(2,830)	$(13,600)

Interest expense	12,943	12,374	12,675	12,066	12,165
Depreciation and amortization expense	15,436	13,955	10,330	10,631	10,979

Total EBITDA	$6,162	$15,720	$18,095	$19,867	$9,544

(8)

In calculating the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes, plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (which includes amortization of deferred financing costs), whether expensed or capitalized, and that portion of rental expense on operating leases estimated to be attributable to interest.  For 2000, 2001, and 2004 the ratio of earnings to fixed charges was less than one-to-one.  The dollar amount by which the earnings, as defined above, were insufficient to cover fixed charges was $13.6 million, $3.0 million, and $0.9 million in the years 2000, 2001, and 2004, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

          The year 2004 reflected a continuation of the trend begun in 2001 of a soft book publishing market in which the number of units produced by publishers, has remained relatively constant.  This has led to an overcapacity in printers servicing the book publishing market.  With the exception of a few major best sellers in 2004, the market was relatively flat.  This factor contributed to our reporting sales of $98.6 million, a decrease of 7.1% from the prior year.  Also in 2004, the trend towards greater consolidation continued among book publishers and some smaller publishers ceased operations during 2004.  The larger publishers have used their economic dominance, combined with excess manufacturing capacity to effectively reduce prices for both books and book components.  In addition to domestic competition, Asian competitors have become more aggressive in four color book manufacturing which has placed additional pressures on our Rockaway Facility.  Due to the pressures noted above, in particular the overcapacity in one and two color book manufacturing, we sold to R.R. Donnelley the manufacturing assets of the BTP Facility on December 29, 2004.  Concurrently we entered into an agreement to manufacture book components for various book manufacturing facilities of R.R. Donnelley.  We did not realize net cash proceeds from the sale of the manufacturing assets of the BTP Facility, as the cash purchase price was used to retire the balances owed on capital and operating leases.   In connection with the sale of the BTP division asset group, we completed an impairment review of our remaining long-lived assets and determined there was no impairment as of and for the year ended December 31, 2004. The operations of our BTP division have been reported as a discontinued operation for all years presented.

          Phoenix has responded to these developments by implementing cost cutting initiatives and striving to increase efficiencies in the manufacturing process, while reducing waste.  We believe that in the next few years we will see a resurgence in the book publishing industry, particularly in elementary and high school book publishing, but we believe the current pricing structure will not materially improve.  We believe that we will be better positioned to benefit from such resurgence due to cost cutting measures we have taken.

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

Allowance for Doubtful Accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped.  All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.  As of December 2004, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.4 million, was $17.7 million.  We believe the allowance is reasonable.

Inventory

          Our inventory, which is physically counted monthly, is stated at the lower of cost or market value, as determined under the first-in, first-out (“FIFO”) method.  We do not maintain an inventory of finished goods as all product manufactured is for a specific order and is shipped upon completion.

Intangible Assets

          Our goodwill of $13.3 million arose from our prior acquisitions of book component manufacturers, and represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired.  Prior to 2002, we amortized goodwill over its estimated useful life.  In January 2002 we adopted the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and ceased to amortize goodwill.  We now test for impairment to the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed.  In 2004, we performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, we may be required to recognize an impairment charge to the asset.

Long Lived Assets

          We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and records any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets.  As of December 31, 2004, we do not believe there was any impairment to the value of our long-lived assets.

Deferred Tax Valuation Allowance

          As of December 31, 2004, we recorded a valuation allowance of $9.3 million against our total deferred tax assets of $16.4 million.  Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it.  Our results over the past three years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset.  We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Results of Operations

          The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statements of Operations:

	Years Ended December 31,

	(dollars in thousands)

	2004		2003		2002

	$	%	$	%	$	%

Net sales	98,577	100.0	106,159	100.0	111,123	100.0
Cost of sales	71,998	73.0	73,662	69.4	76,552	68.9
Gross profit	26,579	27.0	32,497	30.6	34,571	31.1
Operating Expenses:
Selling and marketing expenses	5,007	5.1	5,042	4.7	6,110	5.5
General and administrative expenses	9,775	9.9	11,814	11.1	10,571	9.5
Loss on sale of assets	694	0.7	589	0.6	(323)	(0.3)
Restructuring credit	—	—	(2,181)	(2.1)	—	—
Impairment charge	—	—	—	—	744	0.7
Lease termination charge	—	—	—	—	1,760	1.6
Total operating expenses	15,476	15.7	15,264	14.4	18,862	17.0
Income from operations	11,103	11.3	17,233	16.2	15,709	14.1

Interest expense	(12,166)	(12.3)	(12,066)	(11.4)	(12,675)	(11.4)

Other (income) expense	181	0.2	(2)	—	(345)	(0.3)
Income (loss) from continuing operations before income taxes	(882)	(0.9)	5,165	4.9	2,689	2.4
Income tax benefit	440	0.4	—	—	3,269	2.9
Income (loss) from continuing operations	(442)	(0.4)	5,165	4.9	5,958	5.4
Loss from discontinued operations	(12,719)	(12.9)	(7,995)	(7.5)	(7,599)	(6.8)
Net loss	(13,161)	(13.4)	(2,830)	(2.7)	(1,641)	(1.5)

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

          Net sales decreased $7.6 million or 7.1% to $98.6 million for the year ended December 31, 2004, from $106.2 million for the same period in 2003. This decrease was primarily the result of a decrease in the volume of sales of book components of 7.5%, and of complete books manufactured at the Rockaway Facility and Component Facilities of 5.5% and 5.1%, respectively.  The decrease in overall sales is primarily the result of a soft book publishing market, with shorter runs, excess manufacturing capacity and more aggressive pricing.

          Gross profit decreased $5.9 million or 18.2% to $26.6 million for the year ended December 31, 2004, from $32.5 million for the same period in 2003, and the gross profit margin decreased to 27.0% for the year ended December 31, 2004, from 30.6% for the same period in 2003. The decrease in the gross profit margin was primarily attributable to increases in labor and overhead costs as a percentage of sales, which were 43.7% for the year ended December 31, 2004 compared to 40.6% for the same period in 2003.  Material costs as a percentage of sales remained unchanged between the years.

          Operating expenses remained flat year on year, $15.5 million in 2004 compared to $15.3 million in 2003.  Selling, general and administrative expenses decreased $2.1 million or 18.0% to $14.8 million for the year ended December 31, 2004, from $16.9 million for the same period in 2003, which is primarily attributable to reductions in compensation of $650,000, employee benefits, telephone costs and professional fees of $660,000 and bad debt expense of $735,000.  In 2003 we recognized $2.2 million from the recovery of a prior year restructuring charge as a result of the resolution in 2003 of disputes regarding equipment leases.

          Interest expense increased $100,000 or 0.8% to $12.2 million for the year ended December 31, 2004, from $12.1 million for the same period in 2003.  The increase resulted from a non-cash charge of $542,000 for the difference in the value of our interest rate swap on December 31, 2004 and December 31, 2003.  Cash paid for interest decreased $700,000 to $10.9 million for the year ended December 31, 2004 from $11.6 million for the same period in 2003.

          For the year ended December 31, 2004 and 2003, we did not record a benefit for income taxes due to the uncertainty of the realization of certain deferred tax assets created in these years. In the last quarter of 2004, we recorded a tax benefit of $0.4 million for a refund resulting from the completion of an IRS audit associated with prior years.

          On December 29, 2004, the Company sold the manufacturing assets of our BTP Facility and ceased operations at that facility effective January 31, 2005. The loss from the BTP division included in discontinued operations was $7.1 in 2004 compared to $8.0 million in 2003. The sale of the assets resulted in the recognition of a loss on the sale of $5.6 million.

          Net loss increased $10.4 million to a loss of $13.2 million for the year ended December 31, 2004, from a loss of $2.8 million for the same period in 2003.  The increase was due to the factors described above.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

          Net sales decreased $5.0 million or 4.5% to $106.2 million for the year ended December 31, 2003, from $111.1 million for the same period in 2002. This decrease was primarily the result of a decrease in the volume of sales of book components of 5.7% and of complete books manufactured at the Rockaway Facility of 1.1%.  The decrease in overall sales was primarily the result of a soft book publishing market, with shorter runs, excess manufacturing capacity and more aggressive pricing.

          Gross profit decreased $2.1 million or 6.0% to $32.5 million for the year ended December 31, 2003, from $34.6 million for the same period in 2002, and the gross profit margin decreased to 30.6% for the year ended December 31, 2003, from 31.1% for the same period in 2002. The decrease in the gross profit margin was primarily attributable to decreased sales and increases in combined material and overhead costs as a percentage of sales, which were 54.5% for the year ended December 31, 2003 compared to 52.1% for the same period in 2002.  Labor as a percentage of sales remained unchanged between the years.

          Operating expenses decreased $3.6 million or 19.1% to $15.3 million for the year ended December 31, 2003, from $18.9 million for the same period in 2002.  Selling, general and administrative expenses increased $175,000 or 1.1% to $16.9 million for the year ended December 31, 2003, from $16.7 million for the same period in 2002, which is primarily attributable to a $750,000 increase in the provision for doubtful accounts attributable to one customer based on the customer having filed for bankruptcy, a $260,000 increase in administrative compensation and a $200,000 increase in legal costs associated with litigation which was concluded in 2003, partially offset by decreases in sales compensation and other selling expenses of $800,000.  In 2003 we recognized $2.2 million from the recovery of a prior year restructuring charge as a result of the resolution in 2003 of disputes regarding equipment leases.  In 2002, we  incurred a non-cash charge of $744,000 for the write down of our receivable relating to our lawsuit with Krause America, and a lease termination charge of $1.8 million for cancellation of our lease at our Taunton, Massachusetts facility.

          Interest expense decreased $600,000 or 4.7% to $12.1 million for the year ended December 31, 2003, from $12.7 million for the same period in 2002.  The decrease was the result of lower average outstanding debt under the revolving line of credit combined with lower interest rates.

          For the year ended December 31, 2003, we did not record a provision for income taxes due to the uncertainty of the realization of certain deferred tax assets created in 2003.  In 2002, we recorded a tax benefit of $3.3 million.  The tax benefit was recognized due to a decrease in the valuation allowance in 2002 resulting from the passage of the Jobs Creation and Workers Assistance Act in March 2002.

          The loss from the BTP division included in discontinued operations was $8.0 million in 2004 compared to $7.6 million in 2003. The losses are the result of continued soft book publishing market, excess manufacturing capacity and more aggressive pricing.

          Net loss increased $1.2 million to a loss of $2.8 million for the year ended December 31, 2003, from a loss of $1.6 million for the same period in 2002.  The decrease was due to the factors described above.

Liquidity and Capital Resources

          Our cash and cash equivalents were approximately $39,000 at December 31, 2004 and $64,000 at December 31, 2003.  Under the terms of our Senior Credit Facility, our cash receipts are applied to reduce our revolving line of credit on a daily basis.  Our primary source of liquidity is cash from operations, which increases and decreases our revolving line of credit, and is supplemented from time to time by capital leases and notes payable.

          On September 30, 2003, we entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank N.A. providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006.  As of December 31, 2004, the outstanding aggregate principal of the Senior Credit Facility was $3.9 million, bearing interest at the rate of 5.6% per annum, and we had the ability to borrow an additional $6.7 million in accordance with the terms of our agreement.  Our borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.  The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends and distributions and the redemption of stock, limitations on the sale of assets, compensation of executives and on additional debt, and other financial and non-financial covenants, including a requirement that we maintain a defined fixed coverage ratio. As of December 31, 2004 and 2003, we were in compliance with the covenants of the Senior Credit Facility.

          The Senior Credit Facility provides for interest at a base rate plus an applicable margin which varies depending on our attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on our attaining certain leverage ratios but only if we are not in default of any of the covenants of the Senior Credit Facility.  At December 31, 2004 and 2003, the weighted average interest rates on our borrowings under the Senior Credit Facility were 4.1% and 3.7%, respectively.

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

          On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Indenture, which carry a 10-3/8% fixed rate of interest.  The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt.  Pursuant to the interest rate swap agreement, through August 1, 2004 we received payments based on a 10-3/8% rate and made payments based on a fixed rate of 8.64% (representing LIBOR as of October 27, 2003 plus 7.42%). Thereafter, we receive payments at 10-3/8% and make payments at a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears.  The interest rate swap does not qualify for hedge accounting and therefore any change in the swap’s future value will be recorded as a non-cash charge or income through our consolidated statement of operations.  We saved approximately $540,000 from inception of the swap through December 31, 2004.  If at or after August 1, 2004, the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955%, the amount we would have to pay each semi-annual period pursuant to our interest rate swap would exceed the amount we are entitled to receive each semi-annual period pursuant to the swap.  This interest rate swap agreement terminates on October 30, 2006.

          We have operating lease arrangements for printing equipment.  Rental expense related to such leases was approximately $5.7 million for 2004, $5.4 million for 2003 and $4.9 million for 2002.  The increases from 2003 to 2004 and 2002 to 2003 were due, in substantial part, to the addition of new operating leases in 2002 for printing and binding equipment at the BTP Facility.  As part of the agreement for the sale of the assets of the BTP Facility, we were released from our obligation under the operating leases, the expense of which was $4.6 million for 2004.

          Our net cash from operations decreased $0.5 million, or 6.1% to $7.7 million for the year ended December 31, 2004, from $8.2 million for the same period in 2003.  Net cash flows from operations increased by $3.2 million to $8.2 million, or 64.0% for the year ended December 31, 2003, from $5.0 million for the year ended December 31, 2002.  The 2004 operating cash flow reflects a loss of (i) $13.2 million offset by (ii) (a) $19.6 million of non-cash charges and (b) approximately $1.3 million attributable to decreases in working capital primarily due to a decrease in prepaid and other assets, offset by an increase in income tax refunds receivable and reductions in accounts payable and accrued expenses.  The 2003 operating cash flow reflects a loss of (i) $2.8 million offset by (ii) (a) $11.1 million of non-cash charges partially offset by (b) approximately $100,000 attributable to increases in working capital primarily due to an increase in accounts receivable offset by a reduction in prepaid and other assets. The 2002 operating cash flow reflects a loss of (i) $1.6 million offset by (ii) (a) $10.0 million of non-cash charges partially offset by (b) approximately $3.4 million attributable to increases in working capital, primarily the paydown of certain trade payables.

          Our cash used in investing activities was $1.4 million, $4.6 million, and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, for the acquisition of plant and equipment.  The 2004 capital expenditures and proceeds from the sale of equipment principally reflect the purchase and immediate sale of the BTP Facility leased assets.  We invested an additional $4.3 million in equipment in 2002, which was funded through capital leases, and accordingly did not require the outlay of funds.

          Our cash used in financing activities was $6.3 million, $3.6 million, and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.  We reduced our debt under our revolving line of credit by $3.0 million $2.3 million and $3.3 million in 2004, 2003 and 2002, respectively.  We made payments against our long term borrowings and capital leases of $3.3 million, $1.3 million and $0.4 million in 2004, 2003 and 2002, respectively.

          The following is a summary of our future payments under contractual obligations as of December 31, 2004.  In the event of a default, many of the contracts provide for acceleration of payments.

	Payments Due by Period (in thousands of dollars)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years

Long-Term Debt (1)	$105,500	$500	$—	$105,000	$—
Capital Lease Obligations	491	162	329	—	—
Operating Leases	7,235	2,674	3,131	1,430	—

Total Contractual Cash Obligations	$113,226	$3,336	$3,460	$106,430	$—

(1)	The amounts stated are the expected amounts of Phoenix’s commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered.

          The following is a summary of our other commercial commitments by commitment expiration date as of December 31, 2004:

	Amount of Commitment Expiration Per Period (in thousands of dollars)

Other Commercial Commitments	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years

Line of Credit (1)	$20,000	$—	$20,000	$—	$—

Total Commercial Commitments	$20,000	$—	$20,000	$—	$—

(1)	The line of credit is the maximum amount we could borrow, subject to a borrowing base formula and does not represent the amount of debt outstanding under the line of credit.

          Capital expenditures totaled $4.6 million for 2004 and 2003, $6.6 million for 2002 (of which $4.3 million was financed through a capital lease).  We have traditionally invested in facilities and equipment to increase capacity, improve efficiency, maintain high levels of productivity and meet customer needs.  Our primary capital expenditures have been for prepress, pressroom and finishing equipment and plant construction.

          We currently estimate our capital expenditures for 2005 will total approximately $5.8 million.  The capital expenditures are for the replacement of existing equipment including printing presses, finishing equipment and prepress equipment.  We are evaluating the options with respect to all of our real estate in Hagerstown, Maryland due to the closing of the BTP Facility.  As of December 31, 2004, we had not met the required consolidated coverage ratio under the Indenture and therefore, we are unable to incur more than $5 million of additional new indebtedness for capital expenditures until we attain the consolidated coverage ratio as defined in the Indenture.  We expect we would realize significant revenue on any sale of land and buildings not used for manufacturing purposes.  As of December 31, 2004, we have used $0.4 million of the $5 million available for equipment indebtedness pursuant to the Indenture.

          We believe that in 2005 funds generated from operations and funds available under the Senior Credit Facility ($6.7 million as of December 31, 2004) will be sufficient to complete our budgeted capital expenditures and service our debt.  Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

Recent Accounting Standards

          The following is a discussion of recently issued accounting standards.

          In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s third quarter of fiscal 2005. The Company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations.

          In November 2004, the FASB issued Statement No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Under this pronouncement, abnormal amounts of these costs are required to be charged against earnings rather than included in the cost of inventory on the balance sheet. SFAS No. 151 will be effective at the beginning of the company’s 2006 fiscal year. The Company does not believe this pronouncement will have a material effect on its results of operations.

          In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends existing guidance regarding the accounting for nonmonetary exchanges of similar productive assets. Under this pronouncement, the accounting for exchanges of similar productive assets that are not expected to significantly change the future cash flows of an entity will be an exception to the general rule that exchanges are accounted for based on the relative fair values of the exchanged assets. This pronouncement is effective at the beginning of the company’s third quarter of fiscal 2005. The Company does not believe this pronouncement will have a material effect on its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Senior Subordinated Notes, which carry a 10-3/8% fixed rate of interest.  The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt.  Under our interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on  a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears.  This interest rate swap agreement terminates on October 30, 2006.

          Our interest rate swap is subject to interest rate risk.  Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955%, the amount we are required to pay each semi-annual period pursuant to our interest rate swap would exceed the amount we are entitled to receive each semi-annual period pursuant to the swap.  The interest rate swap agreement is subject to the risk of early termination, under certain circumstances, possibly at a time unfavorable to us.  There can be no assurances that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing interest rate swap expires or is terminated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements, supplementary data and report of independent registered public accounting firm are included as part of this Form 10-K on pages F-1 through F-22 and S-1 and S-2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND            FINANCIAL DISCLOSURE

          No change of accountants or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

ITEM 9A.  CONTROLS AND PROCEDURES.

          Within the 90 days prior to the date of this report, Phoenix carried out an evaluation under the supervision and with the participation of Phoenix’s management, including Phoenix’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Phoenix’s disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Phoenix’s disclosure controls and procedures are adequate to ensure that material information relating to Phoenix required to be included in Phoenix’s periodic reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Phoenix’s management, including Phoenix’s Chief Executive Officer and Chief Financial Officer, evaluated any changes in Phoenix’s internal controls over financial reporting that occurred for the year ended December 31, 2004, and has concluded that there was no change that occurred during the year ended December 31, 2004, that has materially affected or is reasonably likely to affect, Phoenix’s control over financial reporting.

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

          The following table sets forth certain information regarding our current directors and executive officers:

Directors and Executive Officers	Age	Positions

Louis LaSorsa	58	Chairman, Chief Executive Officer and Director
Edward Lieberman	62	Executive Vice President, Chief Financial Officer, Secretary and Director
John Carbone	46	Executive Vice President, Chief Operating Officer Book Components and Director
David Rubin	48	Director
Earl S. Wellschlager	57	Director

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

John Carbone joined us in 1981, has been Executive Vice President, Chief Operating Officer Book Components since February 2001.  Prior to becoming Executive Vice President and Chief Operating Officer Book Components, Mr. Carbone held the positions of Vice President of Manufacturing/Hagerstown, Vice President of Operations/New York and Vice President of Sales.  Mr. Carbone has been a director of Phoenix since 1997.

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

Earl S. Wellschlager has served as a director of Phoenix since March 2000.  Mr. Wellschlager, a partner with DLA Piper Rudnick Gray Cary US LLP, has a business law practice, including significant experience with closely held companies and shareholder dispute resolution.

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

          We have an audit committee consisting of our outside directors, Earl. S. Wellschlager and David Rubin, each of whom are principals in their respective companies, each of which provide services to us.  Based on its review of the criteria to be met by Audit Committee Financial Experts, the Board of Directors does not believe that either Mr. Wellschlager or Mr. Rubin would be described as an Audit Committee Financial Expert.  Each of Mr. Wellschlager and Mr. Rubin has made significant contributions and provided valuable service to Phoenix.  The Board of Directors believes that each of Mr. Wellschlager and Mr. Rubin has demonstrated that he is capable of (i) understanding generally accepted accounting principles and financial statements; (ii) assessing the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) analyzing and evaluating Phoenix’s financial statements; (iv) understanding internal control over financial reporting; and (v) understanding Audit Committee functions.  Given the business experience of Messrs. Wellschlager and Rubin, the Board of Directors believes that Messrs. Wellschlager and Rubin are qualified to carry out all duties and responsibilities of Phoenix’s Audit Committee.  At this time, the Board of Directors does not believe it is necessary to actively search for an outside person to serve on the Board of Directors who would qualify as an Audit Committee Financial Expert.

          We have adopted a Code of Ethics applicable to our officers, directors and employees, a copy of which is filed as an Exhibit to the Annual Report on Form 10-K for the year 2003.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the three years ended December 31, 2004 by the Chief Executive Officer and the three other most highly compensated executive officers of Phoenix, including both fixed salary compensation and discretionary management incentive compensation (“Bonus”).

Summary Compensation Table

Name and Principal Position	Annual Compensation			Long Term Compensation
	Year	Salary	Bonus	Securities Underlying Options	Other Annual Compensation (1)
		($)	($)	(#)	($)

Louis LaSorsa	2004	506,598	482,024	—	106,713
Chief Executive Officer	2003	506,591	435,546	—	105,474
	2002	506,586	435,996	—	115,480
Edward Lieberman	2004	353,043	293,338	—	65,203
Chief Financial Officer	2003	352,956	277,395	415	57,417
	2002	353,054	247,826	—	63,114
Mitchell Weiss	2004	—	—	—	—
Vice President	2003	43,962	—	—	88,441
	2002	255,448	—	—	3,479
John Carbone	2004	259,404	281,057	—	24,946
Vice President	2003	279,933	255,590	242	4,234
	2002	288,667	243,336	—	3,479

(1)

Other annual compensation for Louis LaSorsa consists of life insurance premiums in the amount of $68,253 for each of the years 2004 and 2003, auto lease payments in the amount of $35,515 and $32,987 for the years 2004 and 2003, respectively, and contributions to the Employee Stock Bonus Plan allocable to him in the amounts of $4,945 and $4,234 for the years 2004 and 2003, respectively.  Other annual compensation for Edward Lieberman consists of life insurance premiums in the amount of $43,420 for each of the years 2004 and 2003, auto lease payments in the amount of $16,838 and $9,763 for the years 2004 and 2003, respectively, and contributions to the Employee Stock Bonus Plan allocable to him in the amounts of $4,945 and $4,234 for the years 2004 and 2003, respectively.  Other annual compensation for John Carbone consists of life insurance premiums in the amount of $4,042 the year 2004, auto lease payments in the amount of $15,959 for the year 2004 and contributions to the Employee Stock Bonus Plan allocable to him in the amounts of $4,945 and $4,234 for the years 2004 and 2003, respectively. Other annual compensation for Mitchel Weiss consists of his vested balance in the Employee Stock Bonus Plan distributed to him in the amount of $88,441 in the year 2003.

          We implemented the 2002 Stock Incentive Plan in August of 2002.  The Compensation Committee has authorized 2,835 shares to be acquired under the plan, of which 657 options have been granted, consisting of 242 options to John Carbone and 415 options to Edward Lieberman.

          The following table sets forth information with respect to option exercises by and year end values during 2004 for the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND OPTION VALUES AT END OF FISCAL YEAR

			Number of unexercised options at fiscal year-end(#)		Value of unexercised in-the- money options at fiscal year-end($)(1)

Name	Shares acquired on exercise(#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Edward Lieberman	—	—	138	277	—	—
John Carbone	—	—	81	161	—	—

(1)	There is no public market for Phoenix’s stock. All stock underlying the stock options in the table is estimated by management to have a value approximately equal to its exercise price.

Compensation of Directors

          Our directors who are also employees of Phoenix do not receive additional compensation for their services as directors.  Both of our non-employee directors Earl S. Wellschlager and David Rubin receive annual director compensation of $10,000 cash.

          We utilize the services of the consulting firm H.H. Cohen L.L.P. where David Rubin is a partner.  In fiscal year 2004, we paid $195,000 to J.H. Cohen for its consulting services.  We also utilize the services of DLA Piper Rudnick Gray Cary US LLP where Earl S. Wellschlager is a partner.  fiscal year 2004, we paid $273,000 to DLA Piper Rudnick Gray Cary US LLP for legal services.

Employment Contracts, Termination of Employment and Change of Control Arrangements

          On August 16, 2002, Phoenix entered into individual employment agreements (the “Executive Employment Agreements”) with each of Messrs. LaSorsa, Lieberman and Carbone (collectively, the “Executives”).  The Executive Employment Agreements have an initial term of October 1, 2002 through September 30, 2004 and will automatically continue after the initial term for successive one-year terms, unless terminated by either party by sixty (60) days prior written notice.  The Executive Employment Agreements with Messrs. LaSorsa, Lieberman and Carbone have automatically renewed pursuant to the terms of those agreement.  In addition to the base salary amounts described below, the Executive Employment Agreements provide that the Executives are entitled to participate in any bonus and stock option plans, programs, arrangements and practices as may be established from time to time by our Board of Directors.  Each of the Executive Employment Agreements also provides that the Executives are entitled to certain fringe benefits, including the use of a Phoenix automobile.

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

          Termination of the Executive’s Employment

          If we terminate an Executive’s employment without cause or materially reduce an Executive’s duties or compensation or relocate him outside of a specified geographic area, then, for the greater of (i) one (1) year or the (ii) the remainder of the term of the Executive Employment Agreement, we must pay the Executive his annual base salary and provide the Executive with benefits.

          Termination of the Executive’s Employment Upon a Change of Control

          If, within six (6) months following certain change of control events, we terminate an Executive’s employment with or without cause or materially reduce an Executive’s duties or compensation or relocate him outside of a specified geographic area, we must (i) pay the Executive an amount equal to 2.9 times his annual compensation and (ii) provide the Executive with benefits for three (3) years.  If the Internal Revenue Code would impose excise taxes on any portion of these payments, the severance payments shall be reduced to an amount that will not result in the imposition of such taxes.

          In addition, prior to the occurrence of certain change of control events, Phoenix must implement a supplemental executive retirement plan that provides for a payment to each of the Executives, upon a change of control transaction involving net proceeds, (after the repayment of debt), of at least $40 million, to or available for distribution to stockholders, a lump sum that may not be less than the actuarial equivalent of ten (10) times thirty-two and one-half percent (32.5%) of the Executive’s average annual compensation.

Employee Stock Bonus and Ownership Plan

          Our Employee Stock Bonus and Ownership Plan (the “Stock Bonus Plan”) was established in 1980, initially as a profit-sharing, tax-qualified retirement plan, and later as a stock bonus plan. Employees become participants on any June 30 or December 31 after they complete one year of service. Annual contributions by us to the Stock Bonus Plan are discretionary, and have been made in the form of our stock and cash. Contributions are allocated among all Stock Bonus Plan participants, based on the proportion which each participant’s eligible compensation bears to the total compensation of all participants. Our contributions for participants become vested for each participant in equal installments over a six-year period of continuing service. The Trustees of the Stock Bonus Plan are Louis LaSorsa and Edward Lieberman, and the Stock Bonus Plan held 2,000 of our Class A Common Stock and 6,794 shares of our Class B Common Stock as of December 31, 2004. The Class B Common Stock is non-voting stock.  See “Security Ownership of Certain Beneficial Owners and Management.”

SHARES ALLOCATED TO EXECUTIVE EMPLOYEES
IN LAST FISCAL YEAR

Name	Number of Shares, Units or Other Rights (1), (2)	Performance Or Other Period Until Maturation Or Payout(3)

Louis LaSorsa	720	—

Edward Lieberman	501	—

John Carbone	272	—

(1)

All shares awarded to participants under the Employee Stock Bonus and Ownership Plan (the “Stock Bonus Plan”) during the fiscal year ended December 31, 2004 or otherwise are shares of Class A and Class B Common Stock of Phoenix Color.  Contributions of cash or stock by Phoenix to the Stock Bonus Plan are allocated among all participants based on the proportion to which each participant’s eligible compensation bears to the total compensation of all participants.  Participants become vested in the contributions to the Stock Bonus Plan in equal installments over a six-year period of continuing service.  For more information, see “Executive Compensation—Employee Stock Bonus and Ownership Plan.”

(2)	The Stock Bonus Plan does not provide for threshold or maximum payouts (or equivalent items) for participants.

(3)

Each participant in the Stock Bonus Plan becomes eligible to receive a payout of the vested portion of his or her account upon termination of the participant’s employment with Phoenix.  A participant’s account balance is deemed 100% vested under the terms of the Stock Bonus Plan upon (a) reaching age 55 or (b) participating in the Stock Bonus Plan for six years, whichever is later.  A participant may defer his or her benefit payments under the Stock Bonus Plan by electing to continue his or her participation beyond the deemed retirement date.  No participant may participate in contributions to the Stock Bonus Plan, however, unless he or she is employed by Phoenix.  Benefits under the Stock Bonus Plan are paid in either shares of stock or one or more cash payments, whichever the participant elects to receive.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITIES MATTERS.

EQUITY COMPENSATION PLANS

          The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	657	661	2,178

See Note 11 to our Consolidated Financial Statements for description of material features of stock option plan.

          The following table sets forth information with respect to the beneficial ownership of our Class A and Class B Common Stock as of March 15, 2005 by (i) each person known by us to own beneficially more than five percent of the outstanding Class A Common Stock and Class B Common Stock, (ii) each of our directors, (iii) each of the named executive officers listed under “Executive Compensation”, and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons named in the table have sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them.  Our capital stock is not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and, as a result, stockholders holding more than five percent of any class of our capital stock are not required to file beneficial ownership reports with the Securities and Exchange Commission.

	Class A(1)%		Class B(2)%		Total	%

Louis LaSorsa	1,164	10.5	556	7.1	1,720	9.1
Edward Lieberman	1,114	10.0	387	5.0	1,501	7.9
John Biancolli	1,063	9.6	215	2.8	1,278	6.8
John Carbone	1,062	9.6	210	2.7	1,272	6.7
Dion von der Lieth	1,013	9.1	44	0.6	1,057	5.6
Henry Burk	1,000	9.0	—	—	1,000	5.3
Ronald Burk	1,000	9.0	—	—	1,000	5.3
Anthony DiMartino	1,121	10.1	411	5.3	1,532	8.1
Bruno Jung	1,089	9.8	303	3.9	1,392	7.4
Judith Lieberman	—	—	1,000	12.8	1,000	5.3
David Rubin	—	—	—	—	—	—
Earl S. Wellschlager	—	—	—	—	—	—
Louis LaSorsa and Edward Lieberman, as Trustees under the Stock Bonus Plan (3)	2,000	18.0	6,794	87.2	8,794	46.5
All directors and executive officers as a group (5 persons)	3.340	30.1	1,153	14.8	4,493	23.7

(1)

For each individual identified in this table, 1,000 Class A voting shares are held directly by such named individual, and the amount in excess of 1,000 shares represents Class A shares held by the Stock Bonus Plan and for the benefit of the participants.  Shares held by the Stock Bonus Plan for the benefit of the individuals can only be voted by the trustees of the Stock Bonus Plan.

(2)	Indicates each named individual’s vested interest in Class B non-voting shares held in the Stock Bonus Plan, except for Judith Lieberman, whose Class B shares are held directly.

(3)	See “Directors and Executive Officers of the Registrant Employee Stock Bonus and Ownership Plan.”

          The address of all stockholders listed in the above table is c/o Phoenix Color Corp., 540 Western Maryland Parkway, Hagerstown, Maryland, 21740.

          On September 30, 2003, we entered into a Senior Credit Facility with Wachovia Bank N.A.  In connection with our Senior Credit Facility, all of our shareholders except Anthony DiMartino, Judith Lieberman, Dion von der Lieth and the Stock Bonus Plan executed confirmations of a Stock Pledge Agreement executed in September 1998, pursuant to which all of their respective shares of our stock were pledged as security for our obligations under the loan agreement.  The Stock Pledge Agreement requires such shares to remain pledged during the term of the Senior Credit Facility.  For information regarding each of our shareholders, see “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Earl S. Wellschlager, a director of Phoenix is a partner in a law firm that serves as counsel to Phoenix.  We paid the law firm approximately $273,000, $605,000 and $320,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we owed $95,958 to the law firm.  As of December 31, 2003, no amounts were owed to the law firm.

          We utilize the services of a management consulting firm in which David Rubin, a director of Phoenix, is also a partner. We paid the consulting firm approximately $195,000, $194,000, and $289,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, $2,170 and $34,124, respectively, was owed to the consulting firm and was included in accounts payable.

          We utilize the services of a prepress systems integration firm of which Edward Lieberman owns 7.1%.  We paid the firm approximately $574,000, $434,000 and $541,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, no amounts were owed to the systems integration firm.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

          The principal accountant billed us an aggregate of $161,000 for 2004 and $131,611 for 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of our financial statements included in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such years.

Audit-Related Fees.

          In addition to the amounts disclosed above, the principal accountant billed us an aggregate of $30,000 for 2004 and $34,285 for 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements. Audit services include the testing of our books and records so our accountants can form an opinion that there are no material misstatements in the financial statements and that both the annual and quarterly interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Tax Fees.

          The principal accountant billed us an aggregate of $66,839 for 2004 and $30,540 for 2003 for professional services rendered by the principal accountant for tax return preparation, tax advice related thereto and representation before the Internal Revenue Service.

All Other Fees.

          No fees for other services were billed for the years 2004 and 2003, respectively.

Audit Committee Pre-Approval.

          The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Phoenix’s independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  Our Audit Committee pre-approved our engagement of our principal accountant to provide the audit, audit-related and tax services described above, which represented 100.0% of the total fees we paid our principal accountant in 2004 and 2003, respectively.  Our principal accountant performed all work only with its full time permanent employees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following consolidated financial statements of Phoenix are included in Item 8 of the Form 10-K:

Index to Financial Statements.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2004 and December 31, 2003.

Consolidated Statements of Operations as of December 31, 2004, December 31, 2003 and December 31, 2002.

Consolidated Statements of Changes in Stockholders’ Deficit as of December 31, 2004, December 31, 2003 and December 31, 2002.

Consolidated Statements of Cash Flows as of December 31, 2004, December 31, 2003 and December 31, 2002.

Notes to Consolidated Financial Statements.

(2)	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule Valuation and Qualifying Accounts.

Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(3)	See Item 15(c) of this Form 10-K

(c)	Exhibits.

Exhibit Number	Description

10.17	Asset Purchase Agreement with R.R., Donnelley and Sons Company.

12.1	Statement re: calculation of ratio of earnings to fixed charges.

12.2	Statement re: computations of EBITDA.

21.1	Subsidiaries of Phoenix.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Phoenix Color Corp. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hagerstown, State of Maryland, on March 30, 2004.

PHOENIX COLOR CORP.

By:	/s/ Louis LaSorsa

Louis LaSorsa Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Louis LaSorsa	Chairman, Chief Executive Officer	March 31, 2005
and Director
Louis LaSorsa

/s/ Edward Lieberman	Executive Vice President, Chief	March 31, 2005
Financial Officer, Secretary and Director
Edward Lieberman

/s/ John Carbone	Executive Vice President, Chief Operating Officer	March 31, 2005
Book Component Manufacturing, and Director
John Carbone

/s/ Earl S. Wellschlager	Director	March 31 2005

Earl S. Wellschlager

/s/ David Rubin	Director	March 31, 2005

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

PHOENIX COLOR CORP. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Phoenix Color Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Phoenix Color Corp. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Baltimore, Maryland
March 28, 2005

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$38,685	$63,714
Accounts receivable, net of allowance for doubtful accounts and rebates of $2,445,721 in 2004 and $2,345,715 in 2003	17,713,036	18,846,859
Inventory	6,098,672	5,642,108
Prepaid expenses and other current assets	2,785,923	3,045,703
Income tax refund receivable	439,696	—

Total current assets	27,076,012	27,598,384

Property, plant and equipment, net	43,859,747	57,799,341
Goodwill	13,302,809	13,302,809
Deferred financing costs, net	1,990,527	2,443,698
Other assets	5,435,981	10,635,423

Total assets	$91,665,076	$111,779,655

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,865,450	$8,556,760
Accrued expenses	9,446,459	9,064,919
Revolving line of credit	3,850,146	6,827,929
MICRF Loan	500,000	—
Capital lease obligations	151,646	831,169
Notes payable	—	409,194
Total current liabilities	20,813,701	25,689,971
10-3/8% Senior subordinated notes	105,000,000	105,000,000
MICRF Loan	—	500,000
Capital lease obligations	293,523	2,533,018
Other liabilities	752,795	105,447

Total liabilities	126,860,019	133,828,436

Commitments and contingencies
Stockholders’ deficit
Common Stock, Class A, voting, par value $0.01 per share,20,000 authorized shares, 14,560 issued shares and 11,100 outstanding shares	146	146
Common Stock, Class B, non-voting, par value $0.01 per share,200,000 authorized shares, 9,794 issued shares and 7,794 outstanding shares	98	98
Additional paid in capital	2,126,804	2,126,804
Accumulated deficit	(35,552,761)	(22,392,167)
Stock subscriptions receivable	—	(14,432)
Treasury stock, at cost: Class A, 3,460 shares and Class B, 2,000 shares	(1,769,230)	(1,769,230)

Total stockholders’ deficit	(35,194,943)	(22,048,781)

Total liabilities & stockholders’ deficit	$91,665,076	$111,779,655

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

Net sales	$98,576,892	$106,159,209	$111,122,854
Cost of sales	71,997,850	73,661,494	76,552,324

Gross profit	26,579,042	32,497,715	34,570,530

Operating expenses:
Selling and marketing expenses	5,007,041	5,041,640	6,109,382
General and administrative expenses	9,775,099	11,814,649	10,571,338
Loss (gain) on disposal of assets	694,143	588,877	(323,351)
Impairment charge	—	—	744,395
Lease termination charge	—	—	1,759,836
Restructuring charge (credit)	—	(2,180,945)	—

Total operating expenses	15,476,283	15,264,221	18,861,600

Income from operations	11,102,759	17,233,494	15,708,930
Other expenses:
Interest expense	12,165,318	12,066,393	12,674,946
Other expense (income)	(180,808)	2,408	344,659

Income (loss) from continuing operations before income taxes	(881,751)	5,164,693	2,689,325
Income tax benefit	(439,696)	—	(3,269,000)

Income (loss) from continuing operations	(442,055)	5,164,693	5,958,325
Loss from operations of discontinued BTP division (including loss on disposal of $5,572,247 in 2004)	(12,718,539)	(7,995,185)	(7,599,755)

Net loss	$(13,160,594)	$(2,830,492)	$(1,641,430)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Common Stock				Additional Paid-in Capital		Stock Subscription Receivable	Treasury Stock		Total Stockholders’ Deficit

	Class A		Class B			Accumulated Deficit

	Shares	Amount	Shares	Amount				Shares	Amount

Balance at December 31, 2001	14,560	$146	9,794	$98	$2,126,804	$(17,920,245)	$(61,092)	5,460	$(1,769,230)	$(17,623,519)
Payment of stock subscription	—	—	—	—	—	—	32,260	—	—	32,260
Net loss	—	—	—	—	—	(1,641,430)	—	—	—	(1,641,430)

Balance at December 31, 2002	14,560	146	9,794	98	2,126,804	(19,561,675)	(28,832)	5,460	(1,769,230)	(19,232,689)
Payment of stock subscription	—	—	—	—	—	—	14,400	—	—	14,400
Net loss	—	—	—	—	—	(2,830,492)	—	—	—	(2,830,492)

Balance at December 31, 2003	14,560	146	9,794	98	2,126,804	(22,392,167)	(14,432)	5,460	(1,769,230)	(22,048,781)
Payment of stock subscription	—	—	—	—	—	—	14,432	—	—	14,432
Net loss	—	—	—	—	—	(13,160,594)	—	—	—	(13,160,594)

Balance at December 31, 2004	14,560	$146	9,794	$98	$2,126,804	$(35,552,761)	$—	5,460	$(1,769,230)	$(35,194,943

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Operating activities:
Net loss	$(13,160,594)	$(2,830,492)	$(1,641,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	10,978,896	10,630,696	10,330,505
Amortization of deferred financing costs	513,171	542,625	549,912
Provision for uncollectible accounts	641,201	1,377,288	485,472
Deferred income taxes	—	—	(3,269,000)
Lease termination charge	—	—	1,266,184
Impairment charge	—	—	744,395
Change in fair value of interest rate swap	647,348	105,447	—
Restructuring credit	—	(2,180,945)	—
Loss (gain) on disposal of assets	6,237,288	613,877	(32,918)
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	492,622	(1,881,129)	777,697
Inventory	(456,564)	556,714	229,702
Prepaid expenses and other assets	2,234,955	1,125,763	(4,029,431)
Accounts payable	(85,728)	154,097	(4,472,197)
Accrued expenses	64,540	(60,947)	549,395
Income tax refund receivable	(439,696)	—	3,536,004

Net cash provided by operating activities	7,667,439	8,152,994	5,024,290

Investing activities:
Proceeds from sale of equipment	17,903,330	252,644	128,250
Capital expenditures	(19,304,235)	(4,839,521)	(1,502,103)

Net cash used in investing activities	(1,400,905)	(4,586,877)	(1,373,853)

Financing activities:
Net payments on revolving line of credit	(2,977,783)	(2,254,171)	(3,312,841)
Principal payments on long term borrowings and capital leases	(3,328,212)	(1,270,652)	(382,660)
Debt financing costs	—	(101,277)	—
Payment of stock subscription	14,432	14,400	32,260

Net cash used in financing activities	(6,291,563)	(3,611,700)	(3,663,241)

Net decrease in cash	(25,029)	(45,583)	(12,804)
Cash and cash equivalents at beginning of year	63,714	109,297	122,101

Cash and cash equivalents at end of year	$38,685	$63,714	$109,297

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)

	Year Ended December 31,

	2004	2003	2002

Supplemental cash flow disclosures:
Cash paid for interest	$10,905,119	$11,645,202	$12,087,426
Cash received from income taxes	$—	$—	$(3,356,004)
Non-cash investing and financing activities:
Equipment and deposits included in accounts payable	$384,490	$1,990,072	$931,517
Equipment financed through capital lease obligations	$—	$—	$4,328,091
Notes payable issued in connection with lease termination	$—	$—	$1,091,184

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

          Organization

          Phoenix Color Corp. and its subsidiaries (the “Company”) manufacture book components, which include book jackets, paperback covers, pre-printed case covers, inserts and endpapers, at its headquarters in Hagerstown, MD and complete books at its facilities in Rockaway, NJ and Hagerstown, MD.  Customers consist of major publishing companies as well as smaller publishing companies throughout the United States.  On December 29, 2004, the Company sold the one and two color hard and soft cover book the manufacturing assets of the Company’s book manufacturing facility in Hagerstown, Maryland, and ceased operations at that facility effective January 31, 2005 (see Note 3).

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

          Property, Plant and Equipment

          Property and equipment are stated at cost.  Depreciation for all fixed assets is provided on the straight-line method over the assets’ estimated useful lives. Depreciable lives range from 3-40 years:  5-40 years for buildings and improvements, 3-10 years for machinery and equipment, and 3-5 years for transportation equipment.

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

          Customers that accounted for more than 10% of net sales are as follows:

	Customer	Customer

	A	B

Net Sales
2004	21%	20%
2003	19%	19%
2002	17%	15%

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

          Because the Company derives all of its revenues from customers in the book publishing and book printing industries, the Company’s business, financial condition and results of operations could be adversely affected by changes which have a negative impact on these industries.

          Goodwill

          Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired.  Goodwill of $13.3 million arose from our prior acquisitions of book component manufacturers.  Prior to 2002, the Company amortized goodwill over its estimated useful life.  In January 2002 the Company adopted the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and ceased to amortize goodwill.  The Company now tests for impairment to the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed.  In 2004, the Company performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, the Company may be required to recognize an impairment charge to the asset.

          Deferred Financing Costs

          Deferred financing costs incurred in connection with the issuance of 10-3/8% Senior Subordinated Notes in February 1999 (see Note 5) are being amortized using the straight-line method over a ten year period.  Deferred financing costs incurred during 2003 in connection with the Company’s Amended and Restated Credit Agreement with Wachovia Bank, N.A. dated September 30, 2003 (the “Senior Credit Facility”) are being amortized using the straight line method over a three year period.

          Long-lived Assets

          The Company regularly evaluates the value of property, equipment and tangible assets recorded on its balance sheet for impairment and records any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets.  The Company has determined that no impairment exists as of and for the year ending December 31, 2004.

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

          Accounting for Stock-Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of the grant over the exercise price of the option granted.  Compensation cost is recognized over the vesting period.

          The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “ Accounting for Stock-Based Compensation” to stock-based employee compensation for the years ended December 31:

	2004	2003

Net loss, reported	$(13,160,594)	$(2,830,492)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for stock options, net of related tax effects	(43,108)	(20,332)

Pro forma net loss	$(13,203,702)	$(2,850,824)

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

           Guarantees and Indemnifications

          In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance under the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct, or acts in bad faith.  The Company was not aware of any liability under such service agreements for the year ending December 31, 2004.

          Recent Accounting Standards

          In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s third quarter of fiscal 2005. The Company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations.

          In November 2004, the FASB issued Statement No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Under this pronouncement, abnormal amounts of these costs are required to be charged against earnings rather than included in the cost of inventory on the balance sheet. SFAS No. 151 will be effective at the beginning of the company’s 2006 fiscal year. The Company does not believe this pronouncement will have a material effect on its results of operations.

          In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends existing guidance regarding the accounting for nonmonetary exchanges of similar productive assets. Under this pronouncement, the accounting for exchanges of similar productive assets that are not expected to significantly change the future cash flows of an entity will be an exception to the general rule that exchanges are accounted for based on the relative fair values of the exchanged assets. This pronouncement is effective at the beginning of the company’s third quarter of fiscal 2005. The Company does not believe this pronouncement will have a material effect on its results of operations.

3.  Sale of Assets and Discontinued Operations

          On December 29, 2004, the Company sold the manufacturing assets of the BTP Facility to R.R. Donnelley & Sons Company (“R.R. Donnelley”) and ceased operations at that facility effective January 31, 2005. Pursuant to the Asset Purchase Agreement, R.R. Donnelley acquired substantially all of the binding line and press equipment and other tangible personal property for an aggregate purchase price of $16,831,514, which equaled the Company’s buyout price for the equipment subject to various equipment leases terminated at the transaction’s closing. In connection with the transaction, the Company agreed not to engage in the business of printing one or two color, soft or hard cover books in the United States for a period of five (5) years.

          The results of the BTP Division have been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Net Sales from the BTP division are $28,954,000, $30,517,000 and $26,838,000 for the years ending December 31, 2004, 2003 and 2002, respectively. Pretax losses from the BTP division are $12,719,000, $7,995,000 and $7,600,000 for the years ending December 31, 2004, 2003 and 2002, respectively. Included in discontinued operations for the year ended December 31, 2004 was $5.6 million resulting from the loss on the sale of the assets.

4. Inventory

          Inventories consist of the following:

	December 31,

	2004	2003

Raw Materials	$4,554,915	$4,121,000
Work in process	1,543,757	1,521,108

	$6,098,672	$5,642,108

5. Property, Plant and Equipment

          Property, plant and equipment, at cost, consist of the following:

	December 31,

	2004	2003

Land	$2,998,006	$2,998,006
Buildings and improvements	32,754,963	32,671,278
Machinery and equipment	73,663,905	84,301,595
Transportation equipment	1,376,355	3,628,091

	110,793,229	123,598,970
Less: Accumulated depreciation and amortization	66,933,482	65,799,629

	$43,859,747	$57,799,341

          Included in other long-term assets are equipment deposits in the amount of $880,240 and $1,869,861 as of December 31, 2004 and 2003, respectively.

          At December 31, 2004 and 2003, machinery and equipment under capital leases included in property plant and equipment totaled $737,045 and $3,411,172, respectively, net of $285,792 and $916,919 of accumulated depreciation, respectively.

6. Debt

          At December 31, debt consisted of the following:

Notes	Maturity Date	December 31,

		2004	2003

Senior Subordinated Notes	2009	$105,000,000	$105,000,000
Revolving Line of Credit	2006	3,850,146	6,827,929
MICRF Loan	2005	500,000	500,000
Equipment and Other Notes	2004	—	409,194

Total		109,350,146	112,737,123
Less current portion		4,350,146	7,237,123

Long-term portion		$105,000,000	$105,500,000

          Senior Subordinated Notes

          The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the “Indenture”) in a private offering.  The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated  Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase.  All current and future “restricted subsidiaries,” as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis (see Note 12).  The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved. As of December 31, 2004 and 2003 the Company failed to meet the required consolidated coverage ratio.  The Company has incurred $445,000 of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

          On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the “Swap Agreement”) to manage interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converts $50 million of the Company’s $105 million of debt under the Senior Subordinated Notes into variable rate debt.  Pursuant to the Swap Agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears.  The interest rate swap does not qualify for hedge accounting and therefore any change in the interest rate swap’s value is recorded as a component of interest expense on the Company’s consolidated statement of operations.  As of December 31, 2004 and 2003, the fair value of the interest rate swap was ($752,795) and ($105,447), respectively, which were included in other long term liabilities on the consolidated balance sheet.  Interest expense for the year ended December 31, 2004 increased by $647,348, which represents the change in the valuation of the interest rate swap on December 31, 2004 and December 31, 2003.  Interest expense for the year ended December 31, 2003 increased by $105,447, which represents the change in the valuation of the interest rate swap on December 31, 2003 and October 27, 2003.

          MICRF Loan

          In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (MICRF) bearing interest at 4.38% per annum.  Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven.  If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full.  As of December 31, 2004, the Company employed over 600 people in the State of  Maryland.  In January 2005, the Company closed its book manufacturing facility in Hagerstown, Maryland, and does not expect to meet the employment requirements in the loan agreement.  The Company has included the principal amount of this loan in short term debt on the consolidated balance sheet at December 31, 2004.

          Revolving Line of Credit

          On September 30, 2003, the Company entered into a Senior Credit Facility with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006.  Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by substantially all of the assets of the Company.  The Company’s availability under the Senior Credit Facility was $6.7 million as of December 31, 2004.  The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends and distributions and the redemption of stock, limitations on sales of assets, compensation of executives, and on additional debt, and other financial and non-financial covenants including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility.  As of December 31, 2004 and 2003, the Company was in compliance with the fixed coverage charge ratio and other applicable financial covenants.

          The Senior Credit Facility provides for interest at a base rate plus an applicable margin which varies depending on the Company’s attaining certain leverage ratios, or at the LIBOR rate plus an applicable margin which varies depending on the Company attaining certain leverage ratios but only if the Company is not in default of any of the covenants of the Senior Credit Facility.  At December 31, 2004 and 2003, the weighted average interest rates on the Company’s borrowings were 4.1% and 3.7%, respectively.

          Included in accrued expenses is accrued interest for all Company debt in the amount of $4,553,416 and $4,433,471 as of December 31, 2004 and 2003, respectively.

          Other Notes

          During 2002, the Company entered into an agreement to terminate the operating lease for its Taunton, Massachusetts manufacturing facility upon a subsequent sale of the property, which occurred in September 2002.  Under the terms of the agreement, the Company agreed to pay the landlord a lease termination fee in equal monthly installments of $45,466 over two years commencing October 2002.  The notes were fully repaid in 2004.

          Compliance with Debt Covenants

          The Senior Credit Facility (amended and restated in September 2003) requires the Company to maintain a defined fixed coverage charge ratio and certain other reporting covenants.  As of December 31, 2004 and 2003, the Company was in compliance with all of its Senior Credit Facility covenants.

          The Indenture contains limitations on the payment of dividends and distributions, the redemption of stock, sale of assets and subsidiary stock, as well as limitations on additional Company and subsidiary debt, and requires the Company to maintain certain non-financial covenants.  As of December 31, 2004 and 2003, the Company did not meet the consolidated coverage ratio target under the Indenture and therefore, is unable to incur more than $5 million of additional new indebtedness (of which 445,000 was used as of December 31, 2004) until the Company attains the consolidated coverage ratio as defined in the Indenture.

          Fair Value

          The carrying value of the revolving line of credit, MICRF loan, equipment and other notes approximated their fair value at December 31, 2004.  The fair value of the Indenture at December 31, 2004 was approximately $96,000,000 and was estimated based on quoted market rate for instruments with similar terms and remaining maturities.

          Debt Maturities

          A summary of debt maturities for the next five years is as follows:

2005	$4,350,146
2006	—
2007	—
2008	—
Thereafter	$105,000,000

Total	$109,350,146

7. Income Taxes

          Benefit for income taxes is summarized as follows:

	For the year December 31,

	2004	2003	2002

Deferred:
Federal	(439,696)	—	(3,269,000)
State	—	—	—

	$(439,696)	$—	$(3,269,000)

          The benefit for income taxes differed from the amount of income tax determined by applying the applicable U.S. statutory rate to income before taxes as a result of the following:

	For the year ended December 31,

	2004	2003	2002

Statutory U.S. rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	4.5	4.0	4.2
Goodwill amortization	—	—	—
Other permanent differences	0.9	(4.8)	(3.2)
Valuation allowance	10.5	(33.2)	31.5

Effective tax rate	49.9%	—%	66.5%

          The source and tax effects of the temporary differences giving rise to the Company’s net deferred tax asset (liability) are as follows:

	December 31,

	2004	2003

Deferred income tax assets:
Covenant not to compete	$19,597	$22,818
Lease reserve	—	141,116
Allowance for doubtful accounts	645,592	707,396
Accrued liabilities	769,603	762,940
Inventory	11,568	11,761
Interest rate swap value	291,031	—
Contribution and loss carryforward	14,640,873	11,832,147

Total deferred income tax assets	16,378,264	13,478,178
Valuation allowance	(9,269,668)	(6,058,975)

Net deferred tax assets	7,108,596	7,419,203

Deferred income tax liabilities:
Property and equipment	(7,108,596)	(7,419,203)

Total deferred income tax liabilities	(7,108,596)	(7,419,203)

Net deferred asset (liability)	$—	$—

          During the year ended December 31, 2004, the Company increased the valuation allowance. The increase in the valuation allowance in 2004 was due to the uncertainty of the realization of the operating losses generated in 2004.  During the year ended December 31, 2004, the Company released a portion of its valuation allowance, $439,696, due to the settlement of a refund claim for NOL carrybacks related to its 1996 and 1997 tax returns.

          As of December 31, 2004, the Company had net operating loss carryforwards of $38.9 million, which begins to expire in 2018, and a charitable contribution carryforward of $178,000, which started to expire in 2004.

8. Restructuring

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

          The following table displays the activity and balances of the restructuring accrual account from January 1, 2003 to December 31, 2003:

	Lease Termination Costs	Facility Closing	Totals

Balance December 31, 2002	2,597,000	—	2,597,000
Reductions	2,181,000	—	2,181,000
Payments	416,000	—	416,000

Balance December 31, 2003	$—	$—	$—

9. Commitments and Contingencies

          Operating and Capital Leases

          The Company leases certain office, manufacturing facilities and equipment under operating and capital leases. Lease terms generally range from 1 to 10 years with options to renew at varying terms. The leases generally provide for the lessee to pay taxes, maintenance, insurance and other operating costs of the leased property. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $7,400,699, $6,861,669 and $6,647,058 for the years ending December 31, 2004, 2003, and 2002, respectively.

          Future minimum lease payments under operating and capital leases as of December 31, 2004 are as follows:

	Operating	Capital

2005	$2,673,698	$162,468
2006	1,805,256	419,709
2007	1,325,268	—
2008	835,497	—
2009	594,408	—
Thereafter	—	—

	$7,234,127	$582,177

Amounts representing interest		137,008

Present value of minimum lease payments		445,169
Current portion		151,646

Long term capital lease obligations		$293,523

          Legal Contingencies

          The Company is not a party to any legal proceedings, other than claims and lawsuits arising in the normal course of its business.  Although the outcome of claims and lawsuits against the Company cannot be accurately predicted, the Company does not believe that any potential claims and lawsuits existing as of the date of the Annual Report on Form 10-K, will individually or in the aggregate, have a material adverse effect on its business, financial condition, results of operations and cash flows for any quarterly or annual period.

10. Related Party Transactions

          Earl S. Wellschlager, a director of Phoenix is a partner in a law firm that serves as counsel to the Company.  The Company paid the law firm approximately $273,000, $605,000 and $320,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company owed $95,958 to the law firm.  As of December 31, 2003, no amounts were owed to the law firm.

          The Company utilizes the services of a management consulting firm in which David Rubin, a director of Phoenix, is also a partner. The Company paid the consulting firm approximately $195,000, $194,000, and $289,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, $2,170 and $34,124, respectively, was owed to the consulting firm and was included in accounts payable.

          The Company utilizes the services of a prepress systems integration firm of which Edward Lieberman owns 7.1%.  The Company paid the firm approximately $574,000, $434,000 and $541,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, no amounts were owed to the systems integration firm.

11. Employment Agreements and Employee Benefits

          Employment Contracts

          On August 16, 2002, the Company entered into individual employment agreements (the “Executive Employment Agreements”) with each of Messrs. LaSorsa, Lieberman and Carbone (collectively, the “Executives”).  The Executive Employment Agreements have an initial term of October 1, 2002 through September 30, 2004 and will automatically continue after the initial term for successive one-year terms, unless terminated by either party by sixty (60) days prior written notice.  The Executive Employment Agreement with Messrs. LaSorsa, Lieberman and Carbone have automatically renewed pursuant to the terms of those agreements.  In addition to the base salary amounts described below, the Executive Employment Agreements provide that the Executives are entitled to participate in any bonus and stock option plans, programs, arrangements and practices as may be established from time to time by our Board of Directors.  Each of the Executive Employment Agreements also provides that the Executives are entitled to certain fringe benefits, including the use of a Company automobile.  Each of the Executive Employment Agreements includes a non-competition and non-solicitation covenant expiring three (3) years after the Executive ceases to be employed by the Company.

          The Executive Employment Agreement with Mr. LaSorsa provides that he shall serve as the Company’s Chairman of the Board of Directors, Chief Executive Officer and President and be paid an annual base salary of $494,000, subject to any increases that may be determined by the Board of Directors based on periodic reviews.  The Executive Employment Agreement with Mr. Lieberman provides that he shall serve as the Company’s Executive Vice President, Chief Financial Officer, and Secretary and be paid an annual base salary of $343,500, subject to any increases that may be determined by the Board of Directors based on periodic reviews.  The Executive Employment Agreement with Mr. Carbone provides that he shall serve as the Company’s Executive Vice President and Chief Operating Officer/Book Components and be paid an annual base salary of $253,800, subject to any increases that may be determined by the Board of Directors based on periodic reviews.

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

          Termination of the Executive’s Employment

          If the Company terminates an Executive’s employment without cause or materially reduces an Executive’s duties or compensation or relocates him outside of a specified geographic area, then, for the greater of (i) one (1) year or the (ii) the remainder of the term of the Executive Employment Agreement, the Company must pay the Executive his annual base salary and provide the Executive with benefits.

          Termination of the Executive’s Employment Upon a Change of Control

          If, within six (6) months following certain change of control events, the Company terminates an Executive’s employment with or without cause or materially reduces an Executive’s duties or compensation or relocates him outside of a specified geographic area, the Company must (i) pay the Executive an amount equal to 2.9 times his annual compensation and (ii) provide the Executive with benefits for three (3) years.  If the Internal Revenue Code would impose excise taxes on any portion of these payments, the severance payments shall be reduced to an amount that will not result in the imposition of such taxes.

          In addition, prior to the occurrence of certain change of control events, the Company must implement a supplemental executive retirement plan that provides for a payment to each of the Executives, upon a change of control, a lump sum that may not be less than the actuarial equivalent of ten (10) times thirty-two and one-half percent (32.5%) of the Executive’s average annual compensation.

          2002 Stock Incentive Plan

          The Company implemented the 2002 Stock Incentive Plan (as amended, the “Plan”) in August 2002.  The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Prior to August 2003, no options were issued and outstanding. On August 16, 2003, 657 options were issued to key executives of the Company to purchase shares of the Company’s Class A Common Stock, with an exercise price of $661 and a term of ten years. No stock-based employee compensation cost was reflected for the year ended December 31, 2003 as all options granted under the Plan had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant.  The options vest ratably over a three year period. As of December 31, 2004, 219 options were exercisable but were not exercised, and as of December 31, 2003 none of the options were exercisable.

          The weighted average fair value of each option granted during the year ended December 31, 2003 was $136. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest, 3.85%; expected life, 6 years; expected volatility, none; expected dividend yield, none.

          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models, including the Black-Scholes option-pricing model, do not necessarily provide a reliable single measure of the fair value of employee stock options.

          Employee Retirement Benefit Plans

          Phoenix’s Employee Stock Bonus and Ownership Plan (the “Plan”) is the primary retirement program of the Company. Contributions to the Plan are made at the discretion of management. For the years ended December 31, 2004, 2003 and 2002, the Board of Directors authorized a contribution to the Plan of $650,000,$600,000 and $500,000, respectively.  No amounts are owed to the Plan as of December 31, 2004.

          The Company offers a 401(k) Employee Savings and Investment Plan to all employees of the Company who have completed at least one year of service (1,000 hours) during the plan year. The Company may, at its discretion, make contributions to the plan.  No contributions were made to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

12. Unaudited Quarterly Financial Data

	Quarterly Financial Information

	First	Second	Third	Fourth	Total

2004
Net sales	26,318,477	25,734,975	23,759,925	22,763,515	98,576,892
Cost of sales	19,000,921	18,927,879	17,263,140	16,805,910	71,997,850
Income (loss) from continuing operations	962,055	(1,338,298)	888,857	(954,669)	(442,055)
Loss from discontinued operations	(1,959,308)	(1,492,171)	(1,433,447)	(7,833,613)	(12,718,539)
Net loss	(997,253)	(2,830,469)	(544,590)	(8,788,282)	(13,160,594)
2003
Net sales	26,695,203	26,047,197	29,344,701	24,072,108	106,159,209
Cost of sales	18,531,949	18,529,342	19,277,996	17,322,207	73,661,494
Income (loss) from continuing operations	1,112,940	325,549	5,036,953	(1,310,749)	5,164,693
Loss from discontinued operations	(2,131,376)	(2,112,243)	(1,694,484)	(2,057,082)	(7,995,185)
Net loss	(1,018,436)	(1,786,694)	3,342,469	(3,367,831)	(2,830,492)
2002
Net sales	24,492,075	29,043,702	31,864,465	25,722,612	111,122,854
Cost of sales	18,251,898	19,826,467	20,248,232	18,225,727	76,552,324
Income (loss) from continuing operations	1,974,521	518,709	4,295,294	(830,199)	5,958,325
Loss from discontinued operations	(2,219,102)	(1,381,234)	(1,714,606)	(2,284,813)	(7,599,755)
Net loss	(244,581)	(862,525)	2,580,688	(3,115,012)	(1,641,430)

13. Guarantor Subsidiaries:

          Phoenix currently has no independent operations and the guarantees made by all of its subsidiaries, which are all 100% owned, are full and unconditional and joint and several.  The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in Phoenix’s financial statements would be representative of the combined guarantors.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors of
Phoenix Color Corp.

Our audits of the consolidated financial statements referred to in our report dated March 28, 2005 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule, Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 31, 2004, which is also included in this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Baltimore, Maryland March 28, 2005

S-1

Schedule II - Valuation and Qualifying Accounts
For Each of the Three Years in the Period Ended December 31, 2004
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Rebates Charged to Sales	Deductions	Balance at End of Year

Description

Allowance for Doubtful Accounts Receivable and Rebates

Year ended December 31, 2004	$2,346	$641	$1,304	$1,845	$2,446

Year ended December 31, 2003	$1,525	$1,377	$516	$1,072	$2,346

Year ended December 31, 2002	$1,781	$485	$552	$1,293	$1,525

Restructuring Reserve

Year ended December 31, 2004	$—	$—	$—	$—	$—

Year ended December 31, 2003	$2,597	$2,181	$—	$416	$—

Year ended December 31, 2002	$2,974	$—	$—	$377	$2,597

Tax Valuation Allowance

Year ended December 31, 2004	$6,059	$3, 651	$—	$440	$9,270

Year ended December 31, 2003	$5,093	$966	$—	$—	$6,059

Year ended December 31, 2002	$7,266	$1,096	$—	$3,269	$5,093

S-2