Form 10-Q
period 2005-03-31
PHOENIX COLOR CORP
filed 2005-05-16
CIK 1060279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to _________

Commission File No. 333-50995

PHOENIX COLOR CORP.

(Exact name of Registrant as specified in its charter)

Delaware	22-2269911

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

540 Western Maryland Parkway Hagerstown, Maryland	21740

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(301) 733-0018

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

                As of May 13, 2005, there were 11,100 shares of the Registrant’s Class A Common Stock issued and outstanding and 7,794 of the Registrant’s Class B Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

2

PHOENIX COLOR CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$80,209	$38,685
Accounts receivable, net of allowance for doubtful accounts and rebates of $2,456,655 in 2005 and $2,743,052 in 2004	13,334,805	17,713,036
Inventory	5,711,657	6,098,672
Prepaid expenses and other current assets	2,020,064	2,785,923

Income tax refund receivable	—	439,696

Total current assets	21,146,735	27,076,012

Property, plant and equipment, net	41,930,292	43,859,747
Goodwill	13,302,809	13,302,809
Deferred financing costs, net	1,890,752	1,990,527
Other assets	5,414,162	5,435,981

Total assets	$83,684,750	$91,665,076

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,878,556	$6,865,450
Accrued expenses	5,920,658	9,446,459
Revolving line of credit	674,049	3,850,146
MICRF Loan	500,000	500,000
Capital lease obligations	153,677	151,646

Total current liabilities	13,126,940	20,813,701
10 3/8% Senior subordinated notes	105,000,000	105,000,000
Capital lease obligations	254,399	293,523
Other liabilities	1,245,915	752,795

Total liabilities	119,627,254	126,860,019

Commitments and contingencies (Note 7)

Stockholders’ deficit
Common Stock, Class A, voting, par value $0.01 per share, 20,000 authorized shares, 14,560 issued shares, 11,100 outstanding shares	146	146

Common Stock, Class B, non-voting, par value $0.01 per share, 200,000 authorized shares, 9,794 issued shares, 7,794 outstanding shares	98	98
Additional paid in capital	2,126,804	2,126,804
Accumulated deficit	(36,300,322)	(35,552,761)
Treasury stock, at cost: Class A, 3,460 shares and Class B, 2,000 shares	(1,769,230)	(1,769,230)

Total stockholders’ deficit	(35,942,504)	(35,194,943)

Total liabilities & stockholders’ deficit	$83,684,750	$91,665,076

The accompanying notes are an integral part of these consolidated financial statements.
3

PHOENIX COLOR CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2005	2004

Net sales	$25,880,414	$26,318,477
Cost of sales	18,994,486	19,000,921

Gross profit	6,885,928	7,317,556

Operating expenses:
Selling and marketing expenses	1,332,454	1,478,029
General and administrative expenses	2,156,429	2,668,732
Loss on sale of equipment	20,937	6,062

Total operating expenses	3,509,820	4,152,823

Income from operations	3,376,108	3,164,733
Other (income) expenses:
Interest expense, net	3,495,997	2,250,062
Other income	(18,883)	(47,384)

(Loss) income from continuing operations	(101,006)	962,055
Loss from discontinued operations - BTP division	(646,555)	(1,959,308)

Loss before income taxes	(747,561)	(997,253)
Income tax provision	—	—

Net loss	$(747,561)	$(997,253)

The accompanying notes are an integral part of these consolidated financial statements.
4

PHOENIX COLOR CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2005	2004

Operating activities
Net loss	$(747,561)	$(997,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,900,419	2,724,223
Amortization of deferred financing costs	132,493	125,292

Provision for uncollectible accounts	—	167,618
Change in fair value of interest rate swap	493,120	(550,768)
Loss on disposal of assets	20,937	6,062
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	4,378,231	1,077,419
Inventory	387,015	(553,823)
Prepaid expenses and other assets	1,347,413	885,641
Accounts payable	(846,127)	247,119
Accrued expenses	(3,495,801)	(2,266,847)

Income tax refund receivable	439,696	—

Net cash provided by operating activities	4,009,835	864,683

Investing activities:
Capital expenditures	(705,503)	(1,334,594)

Proceeds from sale of fixed assets	13,100	—

Net cash used in investing activities	(692,403)	(1,334,594)

Financing activities:
Net (payments) borrowings from revolving line of credit	(3,176,097)	833,311
Principal payments on capital lease obligations	(37,093)	(334,741)

Debt financing costs	(62,718)	—

Net cash (used in) provided by financing activities	(3,275,908)	498,570

Net increase in cash	41,524	28,659
Cash and cash equivalents at beginning of period	38,685	63,714

Cash and cash equivalents at end of period	$80,209	$92,373

Non-cash investing activities:
Equipment included in accounts payable	$243,722	$1,056,244

The accompanying notes are an integral part of these consolidated financial statements.
5

PHOENIX COLOR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation.

                The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of its operations for the three month periods ended March 31, 2005 and 2004. The unaudited interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2004, included in the Company’s Annual Report filed on Form 10-K.

2.             Sale of Assets and Discontinued Operations

                On December 29, 2004, the Company sold the manufacturing assets of the Company’s book manufacturing facility in Hagerstown, Maryland (the “ BTP Facility”)  BTP Facility to R.R. Donnelley & Sons Company (“R.R. Donnelley”) and ceased operations at that facility effective January 31, 2005. Pursuant to the Asset Purchase Agreement, R.R. Donnelley acquired substantially all of the binding line and press equipment and other tangible personal property for an aggregate purchase price of $16,831,514, which equaled the Company’s buyout price for the equipment subject to various equipment leases terminated at the transaction’s closing. In connection with the transaction, the Company agreed not to engage in the business of printing one or two color, soft or hard cover books in the United States for a period of five (5) years. The Company has decided to consolidate its book component manufacturing operations from the two current manufacturing facilities in Hagerstown, Maryland (the “Components Facilities”) into the BTP Facility in Hagerstown, Maryland. The Company has decided that after consolidating its book component manufacturing operations it will sell the Components Facilities. In accordance with the provisions of its Senior Credit Facility and the 10-3/8% Senior Subordinated Notes due 2009, the Company will use the proceeds to reduce its debt. The Company and R.R. Donnelly have reached an agreement ( the “R.R. Donnelly Agreement”) through which the Components Facilities will produce components for a number of R.R. Donnelly book plants. The R.R. Donnelly Agreement does not contain any volume requirements

                The results of the BTP division have been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Net Sales from the BTP division are $1,941,000 and $6,099,000 for the three months ended March 31, 2005 and 2004, respectively. Pretax losses from the BTP division are $647,000 and $1,959,000 for the three months ended March 31, 2005 and 2004, respectively.

3.             Inventory.

                Inventory consists of the following:

	March 31, 2005	December 31, 2004

Raw materials	$4,364,676	$4,554,915
Work in process	1,346,981	1,543,757

	$5,711,657	$6,098,672

4.             Other Assets.

                Other assets at March 31, 2005 and December 31, 2004 include equipment deposits of $1,439,975 and $880,240, respectively.

5.             Accrued Expenses.

               Accrued expenses at March 31, 2005 and December 31, 2004 include accrued interest payable of $1,868,324 and $4,553,416, respectively.

6.             Debt.

                The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the “Indenture”) in a private offering. The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future “restricted subsidiaries,” as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved and contains other non-financial covenants. As of March 31, 2005 and December 31, 2004 the Company failed to meet the required consolidated coverage ratio. The Company has previously incurred $0.4 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

                On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the “Swap Agreement”) to manage interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converts $50 million of the Company’s $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the Swap Agreement, the Company receives payments based on a 10-3/8% rate and makes payments based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears. The interest rate swap does not qualify for hedge accounting and therefore any change in the interest rate swap’s value is recorded as a component of interest expense on the Company’s consolidated statement of operations. As of March 31, 2005 and December 31, 2004, the fair value of the interest rate swap was ($1,245,915) and ($752,795), respectively, and at March 31, 2004 and December 31, 2003, the fair value of the interest rate swap was $445,321 and ($105,447), respectively. Interest expense for the three months ended March 31, 2005 increased by $493,120, which represents the change in the valuation of the interest rate swap on March 31, 2005 and December 31, 2004. Interest expense for the three months ended March 31, 2004 decreased by $550,768, which represents the change in the valuation of the interest rate swap on March 31, 2004 and December 31, 2003. On April 7, 2005, the Company unwound the interest rate swap and incurred a termination fee of $1.3 million which was approximately $50,000 higher than the liability reflected on the balance sheet at March 31, 2005.

                In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (“MICRF”) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2004, the Company employed over 600 people in the State of Maryland. In January 2005, the Company closed its BTP Facility and does not expect to meet the employment requirements in the loan agreement. The Company has included the principal amount of this loan in short term debt on the consolidated balance sheet at March 31, 2005 and December 31, 2004, respectively. The Company has negotiated, but not executed, an amendment to the loan agreement which provides that only a portion of the loan is repayable to MICRF and all accrued interest is forgiven if paid by the end of April 2006. Although the Company expects the amendment will be executed, there can be no assurance that the execution of the amendment will occur.

                On September 30, 2003, the Company entered into an Amended and Restated Loan and Security Agreement (the “Senior Credit Facility”) with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the agreement and are collateralized by substantially all of the assets of the Company. The Company’s availability under the Senior Credit Facility was $11.6 million as of March 31, 2005. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends, distributions and the redemption of stock; limitations on sales of assets, compensation of executives, and additional debt; and other financial and non-financial covenants, including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility. As of March 31, 2005 and December 31, 2004 the Company was in compliance with the fixed coverage charge ratio.

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

8.            Guarantor Subsidiaries.

                Phoenix Color Corp. (“Parent”) currently has no independent operations and the guarantees made by all of its subsidiaries, which are all 100% owned, are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in the Parent’s financial statements would be representative of the combined guarantors.

9.             Income Taxes.

                The Company did not record an income tax provision for the three months ended March 31, 2005 and 2004 due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

10.          Stock Options

                The Company has one stock-based employee compensation plan, which was established in 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion

No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of the grant over the exercise price of the option granted. Compensation cost is recognized over the vesting period. Prior to August 2003, no options were issued or outstanding. On August 16, 2003, options to purchase an aggregate of 657 shares of the Company’s Class A common stock were issued to key executives of the Company. The options vest ratably over a three year vesting period. As of March 31, 2005, 219 options were exercisable and 2,178 shares are available for future grants under the terms of the Company’s Amended and Restated Stock Incentive Plan.

                The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation for the three month period ended March 31:

	2005	2004

Net loss, reported	$(747,561)	$(997,253)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for stock options, net of related tax effects	(10,777)	(10,777)

Pro forma net loss	$(758,338)	$(1,008,030)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                 Our results of operations for the quarter ended March 31, 2005 are presented to reflect the impact of the discontinued operations of our one color book manufacturing(or BTP) division in Hagerstown, Maryland. We believe the closing of the BTP division will allow the Company to focus on its core book components and multicolor juvenile book manufacturing operations, while eliminating losses and intercompany costs attributable to the BTP division. There can be no assurances, however, that the Company will be able to realize its expected benefits from the closing of the BTP division, including, without limitation costs savings anticipated from the closing of the BTP division. The climate in the book publishing industry is one of limited growth, affecting the sales of book components and highly illustrated multicolor books. Publishers continue to seek the lowest cost for manufacturing which creates a highly competitive atmosphere for all manufacturers. We believe pricing pressures in book components have subsided except for publisher’s major projects. Asian competitors have become more aggressive in four color book manufacturing, which has placed additional pressures on our Rockaway, New Jersey facility. However, we have a relationship with a Chinese manufacturer and we believe that this economic model will prove resilient to those pricing pressures. The most optimistic market in the publishing industry is the elementary and high school market, which due to state and local school adoptions is expected to grow disproportionately to the rest of the industry. We believe we will see significant growth in this market in the second quarter of 2005, which is typically the time these books are manufactured and we are a substantial supplier of book components to this market. However, due to the nature of state school adoptions, we cannot be assured that the projects that we have been awarded by publishers will be adopted by the various states or school districts and will result in substantial increased sales for us.

Forward Looking Statements

                Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “estimates,” “anticipates,” “intends,” “will,” “should,” “could,” “expects,” “believes,” “continues” or “predicts.” These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance our current operations, remaining capital expenditures and internal growth for the year 2005, (iii) the realization of any revenue on the sale of any of our assets, (iv) future consolidation in the printing industry, (v) the ability to pass increased costs of materials on to our customers, (vi) the suitability and adequacy of our existing facilities for our current and short term future needs, without the necessity for major investment in plant and equipment, (vii) whether a resurgence in book publishing will occur, (viii) our ability to continue to reduce costs, (ix) the risks inherent in our interest rate swap agreement, and (x) the outcome of any claims and lawsuits filed, threatened to be filed or pending against us. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q.

Critical Accounting Policies

                Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. To prepare our financial statements, we must make certain judgments and estimates which affect the reporting of assets and liabilities, both real and contingent, and income and expenses. Assets and liabilities which are continually re-evaluated include, but are not limited to, allowances for doubtful accounts, inventories, goodwill, income taxes, long lived assets, contingencies and litigation. We use our best judgment when making estimates, based on the current facts and historical experience with respect to numerous factors that are difficult to predict and beyond management’s control. Because we are m aking judgments when we make estimates, actual results may differ materially from these estimates. We believe our estimates are reasonable under the circumstances based on our critical accounting policies used in preparing our financial statements.

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

Allowance for Doubtful Accounts

                We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of March 31, 2005, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.5 million, was $13.3 million. We believe the allowance is reasonable.

Inventory

                Our inventory, which is physically counted monthly, is stated at the lower of cost or market value, as determined under the first-in, first-out (“FIFO”) method. We do not maintain an inventory of finished goods as all product manufactured is for a specific order and is shipped upon completion.

Intangible Assets

                Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible assets acquired. Goodwill of $13.3 million arose from our prior acquisitions of book component manufacturers and is tested annually for impairment as described below in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. We test for impairment to the value of goodwill based on a comparison of undiscounted cash flow to the recorded value at least annually but more often if needed. In 2005, we performed the required annual test and determined that goodwill was not impaired, but if market conditions deteriorate, we may be required to recognize an impairment charge to the asset.

Long Lived Assets

                We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and record any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets. As of March 31, 2005, we do not believe there was any impairment to the value of our physical assets.

Deferred Tax Valuation Allowance

                As of March 31, 2005, we recorded a valuation allowance of $7.1 million against our total net deferred tax asset of $7.1 million. Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past five years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

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

Results of Operations

                The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statements of Operations (dollars in millions):

	Three Months Ended March 31,
	2005	%	2004	%

Net sales	$25.9	100.0	$26.3	100.0
Cost of sales	19.0	73.4	19.0	72.2
Gross profit	6.9	26.6	7.3	27.8
Operating expenses	3.5	13.5	4.1	15.6
Income from operations	3.4	13.1	3.2	12.2
Interest expense	3.5	13.5	2.2	8.4
(Loss) income from continuing operations	(0.1)	(0.4)	1.0	3.8
Loss from discontinued operations –BTP division	(0.6)	(2.3)	(2.0)	(7.6)
Loss before income taxes	(0.7)	(2.7)	(1.0)	(3.8)
Income tax provision	—	—	—	—
Net loss	(0.7)	(2.7)	(1.0)	(3.8)

Three Months Ended March 31, 2005 and 2004

                Net sales decreased $0.4 million, or 1.5%, to $25.9 million for the three months ended March 31, 2005, from $26.3 million for the same period in 2004. The decrease occurred at the Rockaway division primarily due to decreases in the juvenile market of the publishing industry.

                Gross profit decreased $0.4 million, or 5.5%, to $6.9 million for the three months ended March 31, 2005, from $7.3 million for the same period in 2004. This decrease was primarily the result of decreased sales. The gross profit margin declined 1.2% to 26.6% for the three months ended March 31, 2005, from 27.8% for the same period in 2004, primarily due to increased material costs as a percentage of sales offset by decreased labor and overhead costs as a percentage of sales.

                Operating expenses decreased $0.6 million, or 14.6%, to $3.5 million for the three months ended March 31, 2005, from $4.1 million for the same period in 2004. The decrease was due primarily to reductions in personnel and accompanying related costs.

                Interest expense increased $1.3 million, or 59.1%, to $3.5 million for the three months ended March 31, 2005, from $2.2 million for the same period in 2004. The increase was due primarily to the fluctuations in our interest rate swap agreement. For the three months ended March 31, 2005 a charge of $0.4 million was incurred associated with the valuation of the interest rate swap on March 31, 2005 from December 31, 2004. For the three months ended March 31, 2004 income of $0.6 million was incurred associated with the valuation of the interest rate swap on March 31, 2004 from December 31, 2003. Accordingly, the net change in interest due to the valuations in the interest rate swap between the two years three month periods was approximately amounted $1.0 million.

                For the three months ended March 31, 2005 and 2004, we did not record an income tax provision due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

                On December 29, 2004, we sold the book manufacturing assets of the BTP division and ceased operations of the BTP division effective January 31, 2005. Pretax losses from the BTP division were $647,000 and $1,959,000 for the three months ended March 31, 2005 and 2004, respectively and are reflected as “Loss from discontinued operations – BTP division” in the income statement.

                Net loss decreased $0.3 million for the three months ended March 31, 2005 and 2004, due to the factors described above.

                Liquidity and Capital Resources

                During the first three months of 2005, our cash increased by approximately $41,000. Net cash provided by operating activities was approximately $4.0 million, which consisted principally of (i) a net loss of $0.7 million offset by net non-cash expenses and credits of $2.5 million, (ii) reductions in accounts receivable, inventory, and prepaid expenses and other assets of $6.5 million offset by (iii) reductions in accounts payable and accrued expenses of $4.3 million. Net cash used in investing activities was $0.7 million due to capital and equipment expenditures. Net cash used for financing activities was $3.3 million, resulting primarily from repayments of borrowings under the Senior Credit Facility.

                Working capital increased $1.7 million to $8.0 million as of March 31, 2005, from $6.3 million at December 31, 2004. This increase is primarily attributable to a decrease in accounts payable and accrued expenses of $4.5 million and a decrease in the Senior Credit Facility of $3.2 million, offset by a reduction in accounts receivable of $4.4 million and other current assets of $1.6 million

                We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($11.6 million as of March 31, 2005) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the year 2005. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

                We are reviewing our alternatives with respect to a possible refinancing and redemption of all of our outstanding debt under our 10-3/8% Senior Subordinated Notes due 2009 and Senior Credit Facility with Wachovia Bank, N.A. (“Wachovia”).  There is no assurance that all or any portion of such refinancing and redemption can or will be accomplished

                We entered into an Interest Rate Swap Agreement dated October 27, 2003 with Wachovia that effectively converted $50 million of our $105 million of debt under the 10-3/8% Senior Subordinated

Notes due 2009 into variable rate debt based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears. The purpose of the interest rate swap was to manage our interest rate costs relating to its 10-3/8% Senior Subordinated Notes due 2009. On April 7, 2005, the Company unwound the interest rate swap and incurred a termination fee of $1.3 million which was approximately $50,000 higher than the liability reflected on the balance sheet at March 31, 2005.

                In May 2000, we entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (“MICRF”) bearing interest at 4.38% per annum. Pursuant to its terms, if we employ 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If we do not meet the employment requirements, we will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2004, we employed over 600 people in the State of Maryland. In January 2005, we closed our book manufacturing facility in Hagerstown, Maryland, and do not expect to meet the employment requirements in the loan agreement. We have included the principal amount of this loan in short term debt on the consolidated balance sheet at March 31, 2005 and December 31, 2004, respectively. We have negotiated, but not executed, an amendment to the loan agreement which provides that only a portion of the loan is repayable to MICRF and all accrued interest is forgiven if paid by the end of April 2006. Although we expect the amendment will be executed, there can be no assurance that the execution of the amendment will occur.

                If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all. We have no current agreements with respect to any acquisitions.

                The following is a summary of our future cash payments under contractual obligations as of March 31, 2005. In the event of a default, many of the contracts provide for acceleration of payments.

	Payments Due by Period (in thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years

Long-Term Debt (1)	$105,500	$500	$—	$105,000	$—
Capital Lease Obligations	450	162	288	—	—
Operating Leases	8,037	2,678	2,935	2,424	—

Total Contractual Cash Obligations	$113,987	$3,340	$3,223	$107,424	$—

(1) The amounts stated are the expected amounts of our commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered for redemption.
14

The following is a summary of our other commercial commitments by commitment expiration date as of March 31, 2005:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

                On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Senior Subordinated Notes due 2009, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt. Under our interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. This interest rate swap agreement terminates on October 30, 2006.

                Our interest rate swap is subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. If the LIBOR-based variable rate upon which our payments under the interest rate swap are made exceeds 2.955%, the amount we are required to pay each semi-annual period pursuant to our interest rate swap would exceed the amount we are entitled to receive each semi-annual period pursuant to the swap. On April 7, 2005, we unwound the interest rate swap and incurred a termination fee of $1.3 million which was approximately $50,000 higher than the liability reflected on the balance sheet at March 31, 2005.

Item 4. Controls and Procedures

                Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, (as defined in 17 CRF 240.13(a) – 15(e) and 240.15(d) – 15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

                There has been no change in our internal controls over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

             None.

Item 3. Defaults upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

             Our annual meeting of stockholders, held on March 12, 2005, was adjourned due to lack of a quorum.

Item 5. Other Information.

             On April 7, 2005, we terminated the Interest Rate Swap Agreement dated October 27, 2003 (the “Swap Agreement”) by and among us and Wachovia relating to our 10-3/8% Senior Subordinated Notes due 2009 and incurred a termination fee of $1.3 million., which was approximately $50,000 higher than the liability reflected on the balance sheet at March 31, 2005.  The Swap Agreement effectively converted $50 million of our $105 million under our 10-3/8% Senior Subordinated Notes due 2009 into variable rate debt. Pursuant to the Swap Agreement, we received payments based on a 10-3/8% rate and made payments based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears. We terminated the Swap Agreement because of increases in the LIBOR-based variable rate. Wachovia is the lender under our Senior Credit Facility.

Item 6. Exhibits.

Exhibits. Exhibits filed as part of this report are listed below:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
16

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2005

PHOENIX COLOR CORP.

	By:	/s/ Louis LaSorsa

Louis LaSorsa, Chairman and Chief Executive Officer

	By:	/s/ Edward Lieberman

Edward Lieberman
Chief Financial Officer and Chief Accounting Officer
17