Form 10-Q
period 2005-06-30
PHOENIX COLOR CORP
filed 2005-08-10
CIK 1060279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

         As of August 10, 2005, there were 11,100 shares of the Registrant’s Class A Common Stock issued and outstanding and 7,794 of the Registrant’s Class B Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$2,588,384	$38,685
Accounts receivable, net of allowance for doubtful accounts and rebates of
$2,764,059 in 2005 and $2,743,052 in 2004	11,786,153	17,713,036
Inventory	5,818,647	6,098,672
Prepaid expenses and other current assets	2,062,199	2,785,923
Income tax refund receivable	—	439,696

Total current assets	22,255,383	27,076,012

Property, plant and equipment, net	40,449,183	43,859,747
Goodwill	13,302,809	13,302,809
Deferred financing costs, net	1,725,541	1,990,527
Other assets	5,662,932	5,435,981

Total assets	$83,395,848	$91,665,076

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,957,051	$6,865,450
Accrued expenses	8,162,999	9,446,459
Revolving line of credit	259,718	3,850,146
MICRF Loan	500,000	500,000
Capital lease obligations	155,515	151,646

Total current liabilities	14,035,283	20,813,701
10 3/8% Senior subordinated notes	105,000,000	105,000,000
Capital lease obligations	214,892	293,523
Other liabilities	—	752,795

Total liabilities	119,250,175	126,860,019

Commitments and contingencies (Note 7)

Stockholders’ deficit
Common Stock, Class A, voting, par value $0.01 per share,
20,000 authorized shares, 14,560 issued shares, 11,100 outstanding shares	146	146
Common Stock, Class B, non-voting, par value $0.01 per share,
200,000 authorized shares, 9,794 issued shares, 7,794 outstanding shares	98	98
Additional paid in capital	2,126,804	2,126,804
Accumulated deficit	(36,212,145)	(35,552,761)
Treasury stock, at cost: Class A, 3,460 shares and Class B, 2,000 shares	(1,769,230)	(1,769,230)

Total stockholders’ deficit	(35,854,327)	(35,194,943)

Total liabilities & stockholders’ deficit	$83,395,848	$91,665,076

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2005	2004	2005	2004

Sales	$27,165,972	$25,734,975	$53,046,386	$52,053,452
Cost of sales	19,779,793	18,927,879	38,774,279	37,928,800

Gross profit	7,386,179	6,807,096	14,272,107	14,124,652

Operating expenses:
Selling and marketing expenses	1,400,631	1,397,562	2,733,085	2,875,591
General and administrative expenses	2,280,258	2,487,442	4,436,687	5,156,174
Loss on sale of assets	26,184	4,949	47,121	11,011

Total operating expenses	3,707,073	3,889,953	7,216,893	8,042,776

Income from operations	3,679,106	2,917,143	7,055,214	6,081,876
Other expenses:
Interest expense	3,135,696	4,268,905	6,631,693	6,518,967
Other income	(12,460)	(13,464)	(31,343)	(60,848)

Income (loss) from continuing operations	555,870	(1,338,298)	454,864	(376,243)
Loss from discontinued operations - BTP division	467,693	1,492,171	1,114,248	3,451,479

Income (loss) before income taxes	88,177	(2,830,469)	(659,384)	(3,827,722)
Income tax benefit	—	—	—	—

Net income (loss)	$88,177	($2,830,469)	($659,384)	($3,827,722)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	(Unaudited) 2005	(Unaudited) 2004

Operating activities
Net loss	($659,384)	($3,827,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,783,743	5,490,596
Amortization of deferred financing costs	264,986	250,585
Provision for uncollectible accounts	50,350	329,346
Change in fair value of interest rate swap	(752,795)	937,131
Loss on disposal of assets	47,121	11,011
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	5,876,533	2,024,271
Inventory	280,025	(513,616)
Prepaid expenses and other assets	1,587,751	1,224,370
Income tax refund receivable	439,696	—
Accounts payable	(1,674,439)	809,855
Accrued expenses	(1,283,464)	(485,341)

Net cash provided by operating activities	7,960,123	6,250,486

Investing activities:
Proceeds from sale of equipment	33,600	29,500
Capital expenditures	(1,778,835)	(3,168,714)

Net cash used in investing activities	(1,745,235)	(3,139,214)

Financing activities:
Net payments on revolving line of credit	(3,590,428)	(2,426,216)
Principal payments on long term borrowings and capital leases	(74,761)	(675,950)

Net cash used in financing activities	(3,665,189)	(3,102,166)

Net increase in cash	2,549,699	9,106
Cash and cash equivalents at beginning of period	38,685	63,714

Cash and cash equivalents at end of period	$2,588,384	$72,820

Non-cash investing activities:
Equipment included in accounts payable	$150,530	$208,456

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX COLOR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation.

         The accompanying interim financial statements of Phoenix Color Corp. and its subsidiaries (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals), necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004. The unaudited interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2004, included in the Company’s Annual Report filed on Form 10-K.

2.	Sale of Assets and Discontinued Operations

         On December 29, 2004, the Company sold the manufacturing assets of the Company’s book manufacturing facility in Hagerstown, Maryland (the “BTP Facility”) to R.R. Donnelley & Sons Company (“R.R. Donnelley”) and ceased operations at the BTP Facility effective January 31, 2005. Pursuant to the Asset Purchase Agreement, R.R. Donnelley acquired substantially all of the binding line and press equipment and other tangible personal property for an aggregate purchase price of $16,831,514, which equaled the Company’s buyout price for the equipment subject to various equipment leases terminated at the transaction’s closing. In connection with the transaction, the Company agreed not to engage in the business of printing one or two color, soft or hard cover books in the United States for a period of five (5) years. The Company has decided to consolidate its book component manufacturing operations from the two current manufacturing facilities in Hagerstown, Maryland (the “Components Facilities”) into the BTP Facility in Hagerstown, Maryland. The Company has decided that after consolidating its book component manufacturing operations it will sell the Components Facilities. In accordance with the provisions of its Senior Credit Facility and the 10-3/8% Senior Subordinated Notes due 2009, the Company will use the proceeds to reduce its debt. The Company and R.R. Donnelly have reached an agreement (the “R.R. Donnelly Agreement”) through which the Company will produce components for a number of R.R. Donnelly book plants. The R.R. Donnelly Agreement does not contain any volume requirements

         The results of the BTP division have been presented as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Net Sales from the BTP division were $1,941,000 and $13,677,000 for the six months ended June 30, 2005 and 2004, respectively. Pretax losses from the BTP division were $1,114,000 and $3,451,000 for the six months ended June 30, 2005 and 2004, respectively.

3.	Inventory.

         Inventory consists of the following:

	June 30, 2005	December 31, 2004

Raw materials	$4,352,236	$4,554,915
Work in process	1,466,411	1,543,757

	$5,818,647	$6,098,672

4.	Other Assets.

         Other assets at June 30, 2005 and December 31, 2004 include equipment deposits of $1,971,218 and $880,240, respectively.

5.	Accrued Expenses.

         Accrued expenses at June 30, 2005 and December 31, 2004 include accrued interest payable of $4,547,358 and $4,553,416, respectively.

6.	Debt.

         The Company issued $105.0 million of 10-3/8% Senior Subordinated Notes due 2009 under an indenture (the “Indenture”) in a private offering. The Senior Subordinated Notes are uncollateralized senior subordinated obligations of the Company with interest payable semiannually on February 1 and August 1 of each year. Although not due until 2009, the Senior Subordinated Notes are redeemable, at the option of the Company, on or after February 1, 2004, at declining premiums through January 2007 and at their principal amount thereafter. If a third party acquires control of the Company, the Senior Subordinated Note holders have the right to require the Company to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. All current and future “restricted subsidiaries,” as defined in the Indenture, are guarantors of the Senior Subordinated Notes on an uncollateralized senior subordinated basis. The Indenture prohibits the Company from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved and contains other non-financial covenants. As of June 30, 2005 and December 31, 2004 the Company failed to meet the required consolidated coverage ratio. The Company has previously incurred $0.4 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture.

         On October 27, 2003, the Company entered into an Interest Rate Swap Agreement (the “Swap Agreement”) to manage interest rate costs relating to its Senior Subordinated Notes. The Swap Agreement effectively converted $50 million of the Company’s $105 million of debt under the Senior Subordinated Notes into variable rate debt. Pursuant to the Swap Agreement, the Company received payments based on a 10-3/8% rate and made payments based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears. The interest rate swap did not qualify for hedge accounting and therefore any change in the interest rate swap’s value was recorded as a component of interest expense on the Company’s consolidated statement of operations. On April 7, 2005, the Company terminated the interest rate swap because of increases in the LIBOR-based variable rate and incurred a one time termination fee of $1.3 million of which $0.6 million was included in interest expense for the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2004 increased approximately $0.9 million which represented the difference in the fair value of the swap on December 31, 2003 as compared to June 30, 2004.

         In May 2000, the Company entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (“MICRF”) bearing interest at 4.38% per annum. Pursuant to its terms, if the Company employs 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If the Company does not meet the employment requirements, it will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2004, the Company employed over 600 people in the State of Maryland. In January 2005, the Company closed its BTP Facility. The Company does not expect to meet the employment requirements in the loan agreement going forward. The Company has included the principal amount of this loan in short term debt on the consolidated balance sheet at June 30, 2005 and December 31, 2004, respectively. On May 26, 2005, the Company and MICRF executed an amendment to the loan agreement that provides that if the Company has fewer than 543 but at least 360 permanent, full-time employees within the State of Maryland as of December 31, 2005, the Company shall pay to MICRF an amount equal to (i) $1,485 multiplied by (ii) 543 minus the number of full-time, permanent employees of the Company as of December 31, 2005 (the “Pro Rata Repayment”), together with accrued interest thereon from May 3, 2000 and, provided that the Company is not in default, the remaining principal balance of the loan will be forgiven. The amendment to the loan further provides for forgiveness of the accrued interest on the Pro Rata Repayment if the Company provides MICRF with employment reports on its permanent full-time employees by January 30, 2006 and makes the Pro Rata Repayment to MICRF by January 31, 2006. Based on current employment levels in Maryland, it is estimated the Company will be required to repay approximately $200,000 of the $500,000 outstanding, excluding interest by January 31, 2006.

         On September 30, 2003, the Company entered into an Amended and Restated Loan and Security Agreement (the “Senior Credit Facility”) with a commercial bank providing for the continuance of a $20,000,000 revolving credit facility through August 31, 2006. On June 6, 2005, at the Company’s request, the Senior Credit Facility was amended to reduce the revolving credit facility to $15,000,000. Borrowings under the Senior Credit Facility are subject to a borrowing base as defined in the Senior Credit Facility and are collateralized by substantially all of the assets of the Company. The Company’s availability under the Senior Credit Facility was $9.2 million as of June 30, 2005. The Senior Credit Facility contains, without limitation, prohibitions against the payment of dividends, distributions and the redemption of stock; limitations on sales of assets, compensation of executives, and the incurrence of additional debt; and other financial and non-financial covenants, including a requirement that the Company maintain a defined fixed coverage charge ratio, as defined in the Senior Credit Facility. As of June 30, 2005 and December 31, 2004 the Company was in compliance with the fixed coverage charge ratio.

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

         The Company did not record an income tax provision for the six or three months ended June 30, 2005 and 2004 due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

10.	Stock Options

         The Company has one stock-based employee compensation plan, which was established in 2002. The Company accounts for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of the grant over the exercise price of the option granted. Compensation cost is recognized over the vesting period. Prior to August 2003, no options were issued or outstanding. On August 16, 2003, options to purchase an aggregate of 657 shares of the Company’s Class A common stock were issued to key executives of the Company. The options vest ratably over a three year vesting period. As of June 30, 2005, 219 options were exercisable and 2,178 shares are available for future grants under the terms of the Company’s Amended and Restated Stock Incentive Plan.

         The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation for the three and six month period ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income (loss) reported	$88,177	($2,830,469)	($659,384)	($3,827,722)

Add: Stock-based employee compensation
expense included in reported net loss, net of
related tax effects	—	—	—	—

Deduct: Total stock-based employee
compensation expense determined under fair
value based methods for stock options, net of
related tax effects	($10,777)	($10,777)	($21,554)	($21,554)

Pro forma net (loss) income	$77,400	($2,841,246)	($680,938)	($3,849,276)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         Our results of operations for the three and six months ended June 30, 2005 are presented to reflect the impact of the discontinued operations of our one color book manufacturing (or BTP) division in Hagerstown, Maryland. We believe that the closing of the BTP division will allow the Company to focus on its core book components and multicolor juvenile book manufacturing operations, while eliminating losses and intercompany costs attributable to the BTP division. There can be no assurances, however, that we will be able to realize our expected benefits from the closing of the BTP division, including, without limitation, the costs savings that we anticipate from the closing of the BTP division. At June 30, 2005 the book publishing industry continued to reflect inconsistent conditions from quarter to quarter and month to month, particularly in general interest books. Accordingly, this inconsistency impacts the performance of manufacturers whose customer base is composed primarily of book publishers. Competitive pressures and manufacturing overcapacity continue to dampen the ability of manufacturers to increase prices. In response to this, we have continued to make reductions in our manufacturing and overhead costs to remain competitive. The Elementary-High School education market is meeting predictions of a stronger year 2005 compared to 2004, with component sales up in excess of 30% over the corresponding six month period in

2004. Our Rockaway facility continues to produce quality multicolor books and we are seeking to be more aggressive to capture a greater share of the market. Our creation of a relationship with a Chinese printer has resulted in a more than doubling of sales (which would have otherwise gone directly to other Asian printers) and we believe this relationship has enhanced our relationship with certain customers. While trade publishing has been spotty, the release of the new Harry Potter book is expected to materially increase that segment of publishing.

Forward Looking Statements

         Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our indications regarding our intent, beliefs plans or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “estimates,” “anticipates,” “intends,” “will,” “should,” “could,” “expects,” “believes,” “continues,” “seeks” or “predicts.” These statements involve a variety of known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from intended or expected results. These factors include (i) the risk factors and other information presented in our Registration Statement filed with the Securities and Exchange Commission, File No. 333-50995, which became effective May 13, 1999, (ii) the sufficiency of funds to finance our current operations, remaining capital expenditures and internal growth for the next twelve months 2005, (iii) the realization of any revenue on the sale of any of our assets, (iv) future consolidation in the printing industry, (v) the ability to pass increased costs of materials on to our customers, (vi) the suitability and adequacy of our existing facilities for our current and short term future needs, without the necessity for major investment in plant and equipment, (vii) whether a resurgence in book publishing will occur, (viii) our ability to continue to reduce costs (ix) the outcome of any claims and lawsuits filed, threatened to be filed or pending against us, (x) our statements regarding a potential sale of the Components Facilities and our use of any proceeds resulting therefrom, (xi) our beliefs regarding the expected benefits and effects on our business from the closing of the BTP Facility, including the expected cost savings resulting therefrom, (xii) our plans to capture greater multicolor book market share, (xiii) our beliefs that sales attributable to our relationship with an Asian printer would otherwise have gone to other Asian printers and the effect that such relationship has had on our relationships with our other customers and (xiv) our statements regarding an increase in trade publishing sales. You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products shipped. All accounts are regularly reviewed to determine if the allowance is adequate, and if not, additional allowances are made. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of June 30, 2005, our accounts receivable balance, net of allowances for doubtful accounts and rebates of $2.8 million, was $11.8 million. We believe the allowance is reasonable.

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

Long Lived Assets

         We regularly evaluate the value of property, equipment and tangible assets recorded on our balance sheet for impairment and record any impairment loss when the value of the assets is less than the sum of the expected cash flows from those assets. As of June 30, 2005, we do not believe there was any impairment to the value of our physical assets.

Deferred Tax Valuation Allowance

         As of June 30, 2005, we recorded a valuation allowance of $7.1 million against our total net deferred tax asset of $7.1 million. Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) requires us to evaluate the likely realization of the tax asset, and if evidence exists that would create doubt as to the realization of the tax asset, to provide an allowance against it. Our results over the past five years created a large cumulative loss and represented sufficient negative evidence to require us to provide for a valuation allowance against the tax asset. We intend to maintain this valuation allowance until such time as sufficient positive evidence exists to support its reversal.

Stock Based Compensation

         We disclose information relating to stock-based compensation awards in accordance with SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, and we have elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to such compensation awards. Under our employee stock option plans, we grant employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense has been recorded with respect to such stock option grants.

Results of Operations

         The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statements of Operations (dollars in millions):

	Three Months Ended June 30				Six Months Ended June 30

	2005	%	2004	%	2005	%	2004	%

Net sales	$27.2	100.0	$25.7	100.0	$53.0	100.0	$52.0	100.0
Cost of sales	19.8	72.8	18.9	73.5	38.8	73.2	37.9	72.9
Gross profit	7.4	27.2	6.8	26.5	14.2	26.8	14.1	27.1
Operating expenses	3.7	13.6	3.9	15.2	7.2	13.6	8.0	15.4
Income from operations	3.7	13.6	2.9	11.3	7.0	13.2	6.1	11.7
Interest expense	3.1	11.4	4.2	16.3	6.6	12.5	6.5	12.5
Income (loss) from continuing operations	0.6	2.2	(1.3)	(5.1)	0.4	0.8	(0.4)	(0.8)
Loss from discontinued operations –BTP division	0.5	1.8	1.5	5.8	1.1	2.1	3.5	6.7
Income (loss) before income taxes	0.1	0.4	(2.8)	(10.9)	(0.7)	(1.3)	(3.9)	(7.5)
Income tax provision	—	—	—	—	—	—	—	—
Net income (loss)	0.1	0.4	(2.8)	(10.9)	(0.7)	(1.3)	(3.9)	(7.5)

Three Months Ended June 30, 2005 and 2004

         Net sales increased $1.5 million, or 5.8%, to $27.2 million for the three months ended June 30, 2005, from $25.7 million for the same period in 2004. The increase was primarily the result of increases in the volume of component sales to book manufacturers of $0.9 million and increased sales in juvenile books through Phoenix Asia of $0.6 million.

         Gross profit increased $0.6 million, or 8.8%, to $7.4 million for the three months ended June 30, 2005, from $6.8 million for the same period in 2004. This increase was primarily the result of decreases in labor and related fringe costs, and other factory overhead costs. The gross profit margin increased 0.7% to 27.2% for the three months ended June 30, 2005, from 26.5% for the same period in 2004, primarily due to reductions in labor overhead costs as a percentage of sales.

         Operating expenses decreased $0.2 million, or 5.1%, to $3.7 million for the three months ended June 30, 2005, from $3.9 million for the same period in 2004. The decrease was due primarily to reductions in personnel and accompanying related costs.

         Interest expense decreased $1.1 million, or 26.2%, to $3.1 million for the three months ended June 30, 2005, from $4.2 million for the same period in 2004. The decrease was due primarily to the fluctuations in our interest rate swap which resulted in a charge of $0.1 million for the three months ended June 30, 2005, compared to an interest charge of $1.5 million for the same period in the prior year. Interest expense also includes certain transaction costs associated with the proposed refinancing of our debt, which, in light of market conditions and anticipated pricing, we decided in May of 2005 not to pursue..

         For the three months ended June 30, 2005 and 2004, we did not record an income tax provision due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

         On December 29, 2004, we sold the book manufacturing assets of the BTP division and ceased operations of the BTP division effective January 31, 2005. Pretax losses from the BTP division were $468,000 and $1,492,000 for the three months ended June 30, 2005 and 2004, respectively and are reflected as “Loss from discontinued operations – BTP division” in the income statement.

         Net loss decreased $2.9 million resulting in net income of $0.1 million for the three months ended June 30, 2005 compared to a loss of $2.8 million for the same period in 2004, due to the factors described above.

Six Months Ended June 30, 2005 and 2004

         Net sales increased $1.0 million, or 1.9%, to $53.0 million for the six months ended June 30, 2005, from $52.0 million for the same period in 2004. The increase was primarily the result of increases in the volume of component sales to book manufacturers.

         Gross profit increased $0.1 million, or 0.7%, to $14.2 million for the six months ended June 30, 2005, from $14.1 million for the same period in 2004. This increase was primarily the result of decreases in labor and related costs and factory overhead costs. The gross profit margin decreased 0.3% to 26.8% for the six months ended June 30, 2005, from 27.1% for the same period in 2004, primarily due to reductions in labor overhead costs as a percentage of sales offset by increases in material costs.

         Operating expenses decreased $0.8 million, or 10.0%, to $7.2 million for the six months ended June 30, 2005, from $8.0 million for the same period in 2004. The decrease was due primarily to reductions in personnel and accompanying related costs, provision for doubtful accounts and selling expenses.

         Interest expense increased $0.1 million, or 1.5%, to $6.6 million for the six months ended June 30, 2005, from $6.5 million for the same period in 2004. The increase was due primarily to certain transaction costs associated with the proposed refinancing of our debt, which, in light of market conditions and anticipated pricing, we decided in May of 2005 not to pursue.

         For the six months ended June 30, 2005 and 2004, we did not record an income tax provision due to the uncertainty of the expected realization of the benefit related to certain deferred tax assets.

         On December 29, 2004, we sold the book manufacturing assets of the BTP division and ceased operations of the BTP division effective January 31, 2005. Pretax losses from the BTP division were $1.1 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively and are reflected as “Loss from discontinued operations – BTP division” in the income statement.

         Net loss decreased $3.2 million or 82.1% to $0.7 million for the six months ended June 30, 2005 from $3.9 million for the same period in 2004, due to the factors described above.

         Liquidity and Capital Resources

         During the first six months of 2005, our cash increased by approximately $2.6 million. Net cash provided by operating activities was approximately $8.0 million, which consisted principally of (i) a net loss of $0.7 million offset by net non-cash expenses and credits of $3.4 million, (ii) reductions in accounts receivable, inventory, and prepaid expenses and other assets of $8.2 million offset by (iii) reductions in accounts payable and accrued expenses of $2.9 million. Net cash used in investing activities was $1.7 million due to capital and equipment expenditures. Net cash used for financing activities was $3.7 million, resulting primarily from repayments of borrowings under the Senior Credit Facility.

         Working capital increased $1.9 million to $8.2 million as of June 30, 2005, from $6.3 million at December 31, 2004. This increase is primarily attributable to a decrease in accounts payable and accrued expenses of $3.2 million, a decrease in the Senior Credit Facility of $3.6 million and an increase in other current assets of $1.1 million, offset by a reduction in accounts receivable of $5.9 million.

         We historically have financed our operations with internally generated funds, external short and long-term borrowings and operating leases. We believe that funds generated from operations, together with existing cash amounts, available credit under the Senior Credit Facility ($9.2 million as of June 30, 2005) and other financial sources will be sufficient to finance our current operations, remaining capital expenditure requirements and internal growth for the next twelve months. Should we experience a material decrease in demand for our products, or an inability to reduce costs, the resulting decrease in the availability of funds could have a material adverse effect on our business prospects or results of operations.

         We entered into an Interest Rate Swap Agreement dated October 27, 2003 with Wachovia that effectively converted $50 million of our $105 million of debt under the 10-3/8% Senior Subordinated Notes due 2009 into variable rate debt based on a LIBOR-based variable rate plus 7.42% adjusted semiannually in arrears. The purpose of the interest rate swap was to manage our interest rate costs relating to our 10-3/8% Senior Subordinated Notes due 2009. On April 7, 2005, we terminated the interest rate swap because of increases in the LIBOR-based variable rate and incurred a one time termination fee of $1.3 million of which $0.6 million was included in interest expense for the six months ended June 30, 2005.

         In May 2000, we entered into a five year $500,000 loan agreement with the Maryland Industrial and Commercial Redevelopment Fund (“MICRF”) bearing interest at 4.38% per annum. Pursuant to its terms, if we employ 543 people in Maryland in each of the years of the loan, then the loan and all accrued interest thereon shall be forgiven. If we do not meet the employment requirements, we will be required to repay the loan and accrued interest thereon in quarterly installments until repaid in full. As of December 31, 2004, we employed over 600 people in the State of Maryland. In January 2005, we closed our book manufacturing facility in Hagerstown, Maryland, and do not expect to meet the employment requirements in the loan agreement. We have included the principal amount of this loan in short term debt on the consolidated balance sheet at June 30, 2005 and December 31, 2004, respectively. We do not expect to meet the employment requirements in the loan agreement going forward. We have included the principal amount of this loan in short term debt on the consolidated balance sheet at June 30, 2005 and December 31, 2004, respectively. On May 26, 2005, we and MICRF executed an amendment to the loan agreement that provides that if we have fewer than 543 but at least 360 permanent, full-time employees within the State of Maryland as of December 31, 2005, we shall pay to MICRF an amount equal to (i) $1,485 multiplied by (ii) 543 minus the number of our full-time, permanent employees as of December 31, 2005 (the “Pro Rata Repayment”), together with accrued interest thereon from May 3, 2000 and, provided that we are not in default, the remaining principal balance of the loan will be forgiven. The amendment to the loan further provides for forgiveness of the accrued interest on the Pro Rata Repayment if we provide MICRF with employment reports on its permanent full-time employees by January 30, 2006 and make the Pro Rata Repayment to MICRF by January 31, 2006. Based on current employment levels in Maryland, it is estimated we will be required to repay approximately $200,000 of the $500,000 outstanding, excluding interest by January 31, 2006.

         We currently have agreements to make approximately $1 million of equipment acquisitions. In addition, we have decided that after consolidating our book component manufacturing operations we will sell the Components Facilities. In accordance with the provisions of our Senior Credit Facility and the 10-3/8% Senior Subordinated Notes due 2009, we will use the proceeds to reduce our debt. The indenture for the 10-3/8% Senior Subordinated Notes due 2009 (the “Indenture”) prohibits us from incurring more than $5 million of debt for the acquisition of equipment unless the required consolidated coverage ratio is achieved and certain other non-financial covenants are met. As of June 30, 2005 and December 31, 2004 we failed to meet the required consolidated coverage ratio. We have previously incurred $0.4 million of the $5 million permitted for equipment indebtedness pursuant to the Indenture. If we were to make any significant acquisitions for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that such financing would be available on satisfactory terms or at all.

         The following is a summary of our future cash payments under contractual obligations as of June 30, 2005. In the event of a default, many of the contracts provide for acceleration of payments.

Contractual Obligations	Payments Due by Period (in thousands of dollars)
	Total	Less than 1 year	1-3 years	4-5 (1) Years		After 5 years

Long-Term Debt	$105,500	$500	$—	$105,000	(1)	$—
Capital Lease Obligations	408	162	246	—		—
Operating Leases	5,702	2,162	2,610	930		—

Total Contractual Cash Obligations	$111,610	$2,824	$2,856	$105,930		$—

         (1) The amounts stated are the expected amounts of our commitments under the 10-3/8% Senior Subordinated Notes and assumes that no notes are tendered for redemption.

         The following is a summary of our other commercial commitments by commitment expiration date as of June 30, 2005:

Other Commercial Commitments	Amount of Commitment Expiration Per Period (in thousands of dollars)
	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years

Line of Credit (1)	$15,000	$—	$15,000	$—	$—

Total Commercial Commitments	$15,000	$—	$15,000	$—	$—

(1) The line of credit is the maximum we could borrow subject to borrowing base limitations, and does not represent the amount of debt outstanding under the line of credit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         On October 27, 2003, we entered into an interest rate swap agreement to manage interest rate costs relating to our Senior Subordinated Notes due 2009, which carry a 10-3/8% fixed rate of interest. The interest rate swap effectively converts $50 million of our $105 million of debt under the Senior Subordinated Notes into variable rate debt. Under our interest rate swap agreement, we receive payments based on a 10-3/8% rate and make payments based on a LIBOR-based variable rate plus 7.42% thereafter, adjusted semiannually in arrears. This interest rate swap agreement terminated by its terms on October 30, 2006.

         Our interest rate swap was subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. If the LIBOR-based variable rate upon which our payments under the interest rate swap were made exceeded 2.955%, the amount we were required to pay each semi-annual period pursuant to our interest rate swap would exceed the amount we were entitled to receive each semi-annual period pursuant to the swap. On April 7, 2005, we terminated the interest rate swap because of increases in the LIBOR-based variable rate and incurred a one time termination fee of $1.3 million of which $0.6 million was included in interest expense for the six months ended June 30, 2005.

Item 4. Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, (as defined in 17 CRF 240.13(a) – 15(e) and 240.15(d) – 15(e)) are effective based upon their evaluation of these controls and procedures as of the end of the period covered by this report.

         There has been no change in our internal controls over financial reporting that occurred during the six months and three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits. Exhibits filed as part of this report are listed below:

10.1

Third Amendment to Amended and Restated Loan and Security Agreement dated June 6, 2005 by and among Phoenix Color Corp., PCC Express, Inc., Technigraphix, Inc., Phoenix (MD.) Realty, LLC, Phoenix Color Fulfillment, Inc. and Wachovia Bank, National Association, as administrative agent.

10.2	Second Amendment to Loan Agreement dated May 26, 2005 by and between the Department of Business and Economic Development, a principal Department of the State of Maryland, and Phoenix Color Corp.

10.3	Promissory Note Modification Agreement dated May 26, 205 between the Department of Business and Economic Development, a principal Department of the State of Maryland, and Phoenix Color Corp.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2005

PHOENIX COLOR CORP.

By: /s/ Louis LaSorsa
       ——————————————
       Louis LaSorsa, Chairman
       and Chief Executive Officer

By: /s/ Edward Lieberman
       ——————————————
       Edward Lieberman
       Chief Financial Officer
and Chief Accounting Officer